Form 10-Q
period 2010-06-30
Jacksonville Bancorp, Inc.
filed 2010-08-06
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period of _________ to _________

Commission File Number   001-34821

Jacksonville Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	36-4670835
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1211 West Morton Avenue
Jacksonville, Illinois	62650
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (217) 245-4111

Indicate by check whether issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       ☐  Yes                        ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period the registrant was required to submit and post such filings).
       ☐  Yes                        ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.
       ☐  Large Accelerated Filer                ☐  Accelerated Filer
       ☐  Non-Accelerated Filer                  ☒  Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       ☐  Yes                        ☒  No

As of July 13, 2010, there were 1,920,817 shares of the Registrant’s Federal predecessor’s common stock issued and outstanding.  At such date, the Registrant had no shares outstanding.

On July 14, 2010, the Registrant issued 1,041,708 shares in connection with the completion of its common stock offering.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

June 30, 2010
TABLE OF CONTENTS

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37-38

Item 4.T	Controls and Procedures	39

PART II	OTHER INFORMATION	40

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	41

EXHIBITS

Section 302 Certifications
Section 906 Certification

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,735,704	$15,696,474
Investment securities - available for sale	54,175,673	37,196,298
Mortgage-backed securities - available for sale	32,745,881	40,984,395
Federal Home Loan Bank stock	1,113,800	1,108,606
Other investment securities	136,779	149,902
Loans receivable - net of allowance for loan losses of $2,659,605 and $2,290,001 as of June 30, 2010 and December 31, 2009	173,470,479	173,683,310
Loans held for sale - net	791,657	814,074
Premises and equipment - net	5,600,578	5,766,858
Cash surrender value of life insurance	4,188,300	4,094,663
Accrued interest receivable	2,415,929	1,988,394
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $290,178 and $156,442 as of June 30, 2010 and December 31, 2009	691,614	850,313
Real estate owned	347,800	382,879
Deferred income taxes	596,766	724,139
Income taxes receivable	667,723	269,260
Other assets	2,332,564	2,410,340

Total Assets	$296,737,814	$288,846,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$262,518,514	$254,700,223
Other borrowings	2,780,006	3,789,453
Advance payments by borrowers for taxes and insurance	648,717	508,356
Accrued interest payable	606,303	734,903
Deferred compensation payable	2,929,839	2,826,227
Other liabilities	1,189,450	1,023,890
Total liabilities	270,672,829	263,583,052

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 20,000,000 shares; issued 1,987,904 shares as of June 30, 2010 and December 31, 2009	19,879	19,879

Additional paid-in-capital	6,634,591	6,634,591

Retained earnings	18,946,174	18,399,506

Less: Treasury stock of 67,087 shares, at cost, as of June 30, 2010 and December 31, 2009	(486,381)	(486,381)

Accumulated other comprehensive income	950,722	695,825

Total stockholders’ equity	26,064,985	25,263,420

Total Liabilities and Stockholders’ Equity	$296,737,814	$288,846,472

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,683,484	$2,903,263	$5,354,746	$5,881,139
Investment securities	451,523	382,786	851,157	844,831
Mortgage-backed securities	246,749	319,631	407,627	648,952
Other	2,115	4,089	4,564	8,464
Total interest income	3,383,871	3,609,769	6,618,094	7,383,386

INTEREST EXPENSE:
Deposits	1,006,361	1,398,353	2,058,935	2,837,648
Other borrowings	2,432	23,391	4,612	75,156
Total interest expense	1,008,793	1,421,744	2,063,547	2,912,804

NET INTEREST INCOME	2,375,078	2,188,025	4,554,547	4,470,582

PROVISION FOR LOAN LOSSES	850,000	1,550,000	1,125,000	1,900,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,525,078	638,025	3,429,547	2,570,582

NON-INTEREST INCOME:
Fiduciary activities	42,397	41,947	84,818	89,473
Commission income	213,055	183,392	473,999	320,831
Service charges on deposit accounts	253,718	191,527	484,937	340,624
Mortgage banking operations, net	77,431	258,698	125,934	540,639
Net realized gains on sales of available-for-sale securities	204,020	333,336	344,048	392,651
Loan servicing fees	92,004	89,658	184,612	175,644
Other	141,088	148,604	276,496	292,880
Total non-interest income	1,023,713	1,247,162	1,974,844	2,152,742

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,390,347	1,373,679	2,779,458	2,725,319
Occupancy and equipment	237,853	266,353	497,888	538,159
Data processing	96,106	77,962	194,911	151,450
Professional	42,324	61,301	79,389	103,385
Impairment (recovery) of mortgage servicing rights	165,651	(91,269)	165,651	(91,269)
Postage and office supplies	76,935	67,465	145,569	144,040
Deposit insurance premium	101,802	233,975	204,833	340,276
Other	366,168	230,137	657,112	523,825
Total non-interest expense	2,477,186	2,219,603	4,724,811	4,435,185

INCOME (LOSS) BEFORE INCOME TAXES	71,605	(334,416)	679,580	288,139
INCOME TAXES (BENEFIT)	(108,519)	(261,592)	599	(140,286)

NET INCOME (LOSS)	$180,124	$(72,824)	$678,981	$428,425

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.09	$(0.04)	$0.35	$0.22
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.09	$(0.04)	$0.35	$0.22

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
(Unaudited)	Stock	Capital	Stock	Earnings	Income	Equity	Income

BALANCE, DECEMBER 31, 2009	$19,879	$6,634,591	$(486,381)	$18,399,506	$695,825	$25,263,420

Net Income	-	-	-	678,981	-	678,981	$678,981

Other comprehensive income - change in net unrealized gains on securities available-for-sale, net of taxes of $14,313	-	-	-	-	27,845	27,845	27,845
Less: reclassification adjustment for gains included in net income, net of tax of $116,996	-	-	-	-	227,052	227,052	227,052
Comprehensive Income							$933,878

Dividends ($0.15 per share)	-	-	-	(132,313)	-	(132,313)

BALANCE, JUNE 30, 2010	$19,879	$6,634,591	$(486,381)	$18,946,174	$950,722	$26,064,985

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$678,981	$428,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	184,867	204,584
Amortization of investment premiums and discounts, net	467,172	296,309
Accretion of loan discounts	(483)	-
Net realized gains on sales of available-for-sale securities	(344,048)	(392,651)
Compensation expense related to stock options	-	483
Provision for loan losses	1,125,000	1,900,000
Mortgage banking operations, net	(125,934)	(540,639)
Loss (gain) on sale of real estate owned	13,666	(10,390)
Changes in valuation allowance on mortgage servicing asset	165,651	(91,269)
Changes in income taxes payable	(398,463)	(675,262)
Changes in assets and liabilities	(290,889)	205,722
Net cash provided by operations before loan sales	1,475,520	1,325,312
Origination of loans for sale to secondary market	(10,717,922)	(48,674,323)
Proceeds from sales of loans to secondary market	10,859,321	49,632,515
Net cash provided by operating activities	1,616,919	2,283,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(45,121,188)	(59,064,631)
Maturity or call of investment securities available-for-sale	8,000,000	16,079,916
Sale of investment securities available-for-sale	22,327,124	29,019,320
Principal payments on mortgage-backed and investment securities	6,324,215	5,322,029
Proceeds from sale of real estate owned	302,024	276,107
Net (increase) decrease in loans	(1,208,169)	624,419
Additions to premises and equipment	(18,587)	(46,535)

Net cash used in investing activities	(9,394,581)	(7,789,375)

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$7,818,291	$18,314,208
Net decrease in other borrowings	(1,009,447)	(11,179,368)
Increase in advance payments by borrowers for taxes and insurance	140,361	448,201
Purchase of treasury stock	-	(486,381)
Dividends paid - common stock	(132,313)	(132,388)

Net cash provided by financing activities	6,816,892	6,964,272

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(960,770)	1,458,401

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,696,474	7,145,288

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,735,704	$8,603,689

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$2,184,535	$2,905,339
Interest on other borrowings	7,612	96,756
Income taxes paid	403,000	559,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$355,483	$194,666
Loans to facilitate sales of real estate owned	59,000	188,500

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. (Federal), the predecessor corporation of Jacksonville Bancorp, Inc. (Maryland), and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2010 and December 31, 2009 and the results of its operations for the three and six month periods ended June 30, 2010 and 2009.  The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 filed as an exhibit to the Company’s Form 10-K filed in March, 2010.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.  On July 14, 2010, Jacksonville Bancorp, MHC, completed its conversion to stock form.  At that date, Jacksonville Bancorp, Inc. (Maryland) became the successor holding company to the Bank.  See Note 12 – Subsequent Events.

Certain amounts included in the 2009 consolidated statements have been reclassified to conform to the 2010 presentation.  All share and per share information is as of June 30, 2010, and does not reflect the impact of the conversion of Jacksonville Bancorp, MHC.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Standards Accounting Board issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and Level 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Condensed Consolidated Financial Statements for the period ended June 30, 2010.  The adoption of these provisions of the ASU, which was subsequently codified into Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 7 to the Condensed Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the allowance for loan losses.  This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010.  As this ASU amends only the disclosure requirements for loans and the allowance for loan losses, the adoption will have no impact on the Company’s statements of condition and income.

3.	EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share - Basic earnings (loss) per share is determined by dividing net income (loss) for the period by the weighted average number of common shares.  Diluted earnings (loss) per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans.

The following reflects earnings (loss) per share calculations for basic and diluted methods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) available to common shareholders	$180,124	$(72,824)	$678,981	$428,425

Basic average shares outstanding	1,920,817	1,920,817	1,920,817	1,933,790

Diluted potential common shares:
Stock option equivalents	4,440	-	4,088	-
Diluted average shares outstanding	1,925,257	1,920,817	1,924,905	1,933,790

Basic earnings (loss) per share	$0.09	$(0.04)	$0.35	$0.22

Diluted earnings (loss) per share	$0.09	$(0.04)	$0.35	$0.22

Stock options for 4,500 shares of common stock and 33,345 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ending June 30, 2010 and 2009, respectively, because they were anti-dilutive.

4.	LOAN PORTFOLIO COMPOSITION

At June 30, 2010 and December 31, 2009, the composition of the Company’s loan portfolio is shown below.

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$38,367,711	22.1%	$38,580,967	22.2%
Commercial and agricultural	59,094,972	34.1	56,650,264	32.6
Multi-family residential	4,467,227	2.5	4,343,531	2.5
Total real estate loans	101,929,910	58.7	99,574,762	57.3
Commercial and agricultural business loans	34,345,920	19.8	34,393,456	19.8
Consumer loans:
Home equity/home improvement	23,425,207	13.5	28,119,373	16.2
Automobile	6,467,982	3.7	6,117,802	3.5
Other	10,000,779	5.8	7,836,674	4.5
Total consumer loans	39,893,968	23.0	42,073,849	24.2
Total loans receivable	176,169,798	101.5	176,042,067	101.3

Less:
Net deferred loan fees, premiums and discounts	39,714	-	68,756	-
Allowance for loan losses	2,659,605	1.5	2,290,001	1.3
Total loans receivable, net	$173,470,479	100.0%	$173,683,310	100.0%

Activity in the allowance for loan losses was as follows:

	June 30, 2010	June 30, 2009

Balance, beginning of year	$2,290,001	$1,934,072
Provision charged to expense	1,125,000	1,900,000
Losses charged off, net of recoveries of $43,465 and $13,069 for June 30, 2010 and 2009	(755,396)	(1,370,372)
Balance, end of period	$2,659,605	$2,463,700

5.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2010:
U.S. government and agencies	$18,036,097	$214,879	$-	$18,250,976
Mortgage-backed securities (government-sponsored enterprises - residential)	31,977,713	784,033	(15,865)	32,745,881
Municipal bonds	35,467,257	587,930	(130,490)	35,924,697
	$85,481,067	$1,586,842	$(146,355)	$86,921,554

December 31, 2009:
U.S. government and agencies	$9,036,752	$70,820	$(27,556)	$9,080,016
Mortgage-backed securities (government-sponsored enterprises - residential)	40,428,279	610,634	(54,518)	40,984,395
Municipal bonds	27,661,381	531,363	(76,462)	28,116,282
	$77,126,412	$1,212,817	$(158,536)	$78,180,693

The amortized cost and fair value of available-for-sale securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$815,648	$817,668
One to five years	11,631,610	11,849,699
Five to ten years	24,569,492	24,880,648
After ten years	16,486,604	16,627,658
	53,503,354	54,175,673
Mortgage-backed securities (government-sponsored enterprises - residential)	31,977,713	32,745,881
	$85,481,067	$86,921,554

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $28,470,000 at June 30, 2010 and $31,178,000 at December 31, 2009.

The book value of securities sold under agreement to repurchase amounted to $2,780,000 at June 30, 2010 and $3,789,000 at December 31, 2009.

Gross gains of $344,000 and $393,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2010 and 2009, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2010 was $15,120,000, which is approximately 17% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2010.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(130,490)	$11,105,852	$-	$-	$(130,490)	$11,105,852
U.S. government and agencies	-	-	-	-	-	-
Subtotal	(130,490)	11,105,852	-	-	(130,490)	11,105,852

Mortgage-backed securities (government sponsored enterprises - residential)	(15,865)	4,014,542	-	-	(15,865)	4,014,542

Total	$(146,355)	$15,120,394	$-	$-	$(146,355)	$15,120,394

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	June 30, 2010	June 30, 2009
Net unrealized gain (loss) on securities available-for-sale	$730,254	$(176,978)
Less reclassification adjustment for realized (gains) losses included in income	344,048	392,651
Other comprehensive income (loss) before tax effect	386,206	(569,629)
Tax expense (benefit)	(131,309)	193,674
Other comprehensive income (loss)	$254,897	$(375,955)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2010	June 30, 2009
Net unrealized gain (loss) on securities available-for-sale	$1,440,487	$(58,401)
Tax effect	(489,765)	19,856
Net-of-tax amount	$950,722	$(38,545)

7.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

ASC Topic 820, Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For those investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data market research publications are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and agencies, mortgage-backed securities (Government-sponsored enterprises – residential) and municipal bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company did not have securities considered Level 3 as of June 30, 2010.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

		June 30, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$18,250,976	$-	$18,250,976	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	32,745,881	-	32,745,881	-
Municipal bonds	35,924,697	-	35,924,697	-

		December 31, 2009
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$9,080,016	$-	$9,080,016	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	40,984,395	-	40,984,395	-
Municipal bonds	28,116,282	-	28,116,282	-

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent) - Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Mortgage Servicing Rights - The fair value used to determine the valuation allowance is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Foreclosed Assets – Foreclosed assets consist primarily of real estate owned.  Real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the real estate owned or foreclosed asset could differ from the original estimate and are classified within Level 3 of the fair value hierarchy.  If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense.  Operating costs associated with the assets after acquisition are also recorded as non-interest expense.  Gains and losses on the disposition of real estate owned and foreclosed assets are netted and posted to non-interest expense.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

		June 30, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$2,518,265	$-	$-	$2,518,265
Mortgage servicing rights	691,614			691,614
Foreclosed assets	347,800	-	-	347,800

		December 31, 2009 Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$3,145,003	$-	$-	$3,154,003
Mortgage servicing rights	850,313			850,313
Foreclosed assets	382,879	-	-	382,879

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock - The carrying amount approximates fair value.

Other Investments - The carrying amount approximates fair value.

Loans Held for Sale - For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans - The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits - Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings, Interest Payable, and Advances from Borrowers for Taxes and Insurance - The carrying amount approximates fair value.

Federal Home Loan Bank Advances - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.  Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market.  If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Commitments to Originate Loans, Letters of Credit, and Lines of Credit - The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$14,735,704	$14,735,704	$15,696,474	$15,696,474
Available-for-sale securities	86,921,554	86,921,554	78,180,693	78,180,693
Other investments	136,779	136,779	149,902	149,902
Loans, held for sale	791,657	791,657	814,074	814,074
Loans, net of allowance for loan losses	173,470,479	172,111,339	173,683,310	171,479,887
Federal Home Loan Bank stock	1,113,800	1,113,800	1,108,606	1,108,606
Interest receivable	2,415,929	2,415,929	1,988,394	1,988,394
Financial Liabilities
Deposits	262,518,514	265,568,492	254,700,223	257,948,804
Short-term borrowings	2,780,006	2,780,006	3,789,453	3,789,453
Advances from borrowers for taxes and insurance	648,717	648,717	508,356	508,356
Interest payable	606,303	606,303	734,903	734,903
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

8.	FEDERAL HOME LOAN BANK STOCK

The Company owns $1,113,800 of Federal Home Loan Bank stock as of June 30, 2010.  The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval.  The FHLB did not pay a dividend during 2010 or 2009.  Management performed an analysis and deemed the cost method investment in FHLB stock is ultimately recoverable and therefore not impaired.

9.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the six month period ending June 30, 2010 and the year ended December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of year	$850,313	$545,494
Servicing rights capitalized	62,683	391,746
Amortization of servicing rights	(87,646)	(358,515)
Change in valuation allowance	(133,736)	271,588
Balance, end of period	$691,614	$850,313

Activity in the valuation allowance for mortgage servicing rights for the six month period ending June 30, 2010 and the year ended December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of year	$156,442	$428,030
Additions	165,651	-
Reductions	(31,915)	(271,588)
Balance, end of period	$290,178	$156,442

10.	INCOME TAXES

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2010 and 2009 is shown below.

	June 30, 2010	June 30, 2009
Computed at the statutory rate (34%)	$231,057	$97,967
Increase (decrease) resulting from
Tax exempt interest	(199,349)	(186,068)
State income taxes, net	33,180	3,338
Increase in cash surrender value	(60,000)	(59,329)
Other, net	(4,289)	3,806

Actual tax expense (benefit)	$599	$(140,286)

11.	COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers in the way of commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  Substantially all of the Company’s loans are to borrowers located in Cass, Morgan, Macoupin, Montgomery, and surrounding counties in Illinois.

12.	SUBSEQUENT EVENTS

On July 14, 2010, Jacksonville Bancorp, Inc. announced that it had completed its conversion from the mutual holding company structure and related public offering and is now a stock holding company that is fully owned by the public.  Jacksonville Savings Bank is now 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 1,040,352 shares of common stock in the subscription and community offerings, including 41,614 shares to the Jacksonville Savings Bank employee stock ownership plan.  All shares were sold at a price of $10 per share.  Concurrent with the completion of the offering, shares of Jacksonville Bancorp, Inc., a federal corporation, common stock owned by public stockholders were exchanged for 1.0016 shares of the Company’s common stock.  Cash in lieu of fractional shares will be paid at a rate of $10 per share.  As a result of the offering and the exchange, the Company now has approximately 1,923,689 shares outstanding and a market capitalization of $19.2 million.  The shares of common stock sold in the offering and issued in the exchange began trading on the NASDAQ Capital market on July 15, 2010 under the symbol “JXSBD” for a period of 20 trading days, after which it continued to trade as “JXSB.”

JACKSONVILLE BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

Forward Looking Statements
This Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services.

Critical Accounting Policies and Use of Significant Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  Management believes the following discussion addresses our most critical accounting policies and significant estimates, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses - The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements.  The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses.  The allowance is based upon past loan experience and other factors which, in management’s judgement, deserve current recognition in estimating loan losses.  The evaluation includes a review of all loans on which full collectibility may not be reasonably assured.  Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category.  In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans.  Management uses the available information to make such determinations.  If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected.  While we believe we have established our existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request an increase in the allowance for loan losses.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

Other Real Estate Owned - Other real estate owned acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing fair value when the asset is acquired, the actual fair value of the other real estate owned could differ from the original estimate.  If it is determined that fair value declines subsequent to foreclosure, the asset is written down through a charge to non-interest expense.  Operating costs associated with the assets after acquisition are also recorded as non-interest expense.  Gains and losses on the disposition of other real estate owned are netted and posted to non-interest expense.

Deferred Income Tax Assets/Liabilities – Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  Deferred tax assets and liabilities are established for these items as they arise.  From an accounting standpoint, deferred tax assets are reviewed to determine that they are realizable based upon the historical level of our taxable income, estimates of our future taxable income and the reversals of deferred tax liabilities.  In most cases, the realization of the deferred tax asset is based on our future profitability.  If we were to experience net operating losses for tax purposes in a future period, the realization of our deferred tax assets would be evaluated for a potential valuation reserve.

Impairment of Goodwill - Goodwill, an intangible asset with an indefinite life, was recorded on our balance sheet in prior periods as a result of acquisition activity.  Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently.

Mortgage Servicing Rights - Mortgage servicing rights are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments.  Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise.

Fair Value Measurements – The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Company estimates the fair value of financial instruments using a variety of valuation methods.  Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value.  When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value.  When observable market prices do not exist, the Company estimates fair value.  Other factors such as model assumptions and market dislocations can affect estimates of fair value.  Imprecision in estimating these factors can impact the amount of revenue or loss recorded.

ASC Topic 820, Fair Value Measurements, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based upon transparency of inputs to each valuation as of the fair value measurement date.  The three levels are defined as follows:

●	Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets
●
Level 2 – inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 – inputs that are unobservable and significant to the fair value measurement.

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.  Transfers into or out of a hierarchy are based upon the fair value at the beginning of the reporting period.

The above listing is not intended to be a comprehensive list of all our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgement in their application.  There are also areas in which management’s judgement in selecting any available alternative would not produce a materially different result.

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the FDIC, the Company’s depositors are protected against the loss of their insured deposits by the FDIC up to certain amounts.  The FDIC recently made two changes to the rules that broadened the FDIC insurance.  On July 21, 2010, basic FDIC insurance was permanently increased to $250,000 per depositor.  In addition, the FDIC has instituted a Temporary Liquidity Guaranty Program (“TLGP”) which provides full deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2010.  The FDIC defines a “non-interest bearing transaction account” as a transaction account on which the insured depository institution pays no interest and does not reserve the right to require advance notice of intended withdrawals.  This coverage is over and above the $250,000 in deposit insurance otherwise provided to a customer.  The Company opted into the TLGP.  The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge on balances in non-interest bearing transaction accounts that exceed $250,000.

Recent Developments

On July 14, 2010, Jacksonville Bancorp, Inc. announced that it had completed its conversion from the mutual holding company structure and related public offering and is now a stock holding company that is fully owned by the public.  Jacksonville Savings Bank is now 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 1,040,352 shares of common stock in the subscription and community offerings, including 41,614 shares to the Jacksonville Savings Bank employee stock ownership plan.  All shares were sold at a price of $10 per share.  Concurrent with the completion of the offering, shares of Jacksonville Bancorp, Inc., a federal corporation, common stock owned by public stockholders were exchanged for 1.0016 shares of the Company’s common stock.  Cash in lieu of fractional shares will be paid at a rate of $10 per share.  As a result of the offering and the exchange, the Company now has approximately 1,923,689 shares outstanding and a market capitalization of $19.2 million.  The shares of common stock sold in the offering and issued in the exchange began trading on the NASDAQ Capital market on July 15, 2010 under the symbol “JXSBD” for a period of 20 trading days, after which it continued to trade as “JXSB.”

New Federal Legislation - Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminates the Office of Thrift Supervision and authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “—Liquidity and Capital Resources.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Financial Condition

June 30, 2010 Compared to December 31, 2009

Total assets increased by $7.9 million, or 2.7%, to $296.7 million at June 30, 2010 from $288.8 million at December 31, 2009.  Net loans decreased $213,000 to $173.5 million at June 30, 2010 from $173.7 million at December 31, 2009.  Available-for-sale investment securities increased $17.0 million, or 45.7%, to $54.2 million at June 30, 2010 from $37.2 million at December 31, 2009, primarily due to higher levels of deposits in connection with our stock offering and the reinvestment of funds from payments on mortgage-backed securities.  Mortgage-backed securities decreased $8.2 million, or 20.1%, to $32.7 million at June 30, 2010 from $41.0 million at December 31, 2009.  In order to increase variable interest rate securities in our investment portfolio, we increased the balance of our variable rate mortgage-backed securities portfolio by $7.1 million during 2010 to $10.2 million as of June 30, 2010.  Cash and cash equivalents decreased $961,000 to $14.7 million at June 30, 2010 from $15.7 million at December 31, 2009.

Total deposits increased $7.8 million, or 3.1%, to $262.5 million at June 30, 2010, primarily due to a $11.0 million increase in transaction accounts, which was partially offset by a $3.1 million decrease in time deposits.  The increase in transaction accounts was primarily due to $9.5 million of subscription proceeds from the Company’s recent stock offering which were held in escrow as of June 30, 2010.  Other borrowings, which consisted of overnight repurchase agreements, decreased $1.0 million to $2.8 million at June 30, 2010.

Stockholders’ equity increased $802,000 to $26.1 million at June 30, 2010.  The increase in stockholders’ equity was the result of net income of $679,000 and $255,000 in other comprehensive income, which was partially offset by the payment of $132,000 in dividends.  Other comprehensive income consisted of the increase in net unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General:  Net income for the three months ended June 30, 2010 was $180,000, or $0.09 per common share, basic and diluted, compared to a net loss of $(73,000), or $(0.04) per common share, basic and diluted, for the three months ended June 30, 2009.  The $253,000 increase in net income was due to a $187,000 increase in net interest income and a $700,000 decrease in the provision for loan losses, partially offset by a decrease of $223,000 in non-interest income and increases of $258,000 in non-interest expense and $153,000 in income taxes.

Interest Income:  Total interest income for the three months ended June 30, 2010 decreased $226,000, or 6.3%, to $3.4 million from $3.6 million for the same period of 2009.  The decrease in interest income reflected a $220,000 decrease in interest income on loans, a $69,000 increase in interest income on investment securities, a $73,000 decrease in interest income on mortgage-backed securities and a $2,000 decrease in other interest-earning assets.

Interest income on loans decreased $220,000 to $2.7 million for the second quarter of 2010 from $2.9 million for the second quarter of 2009 due to decreases in the average yield on loans and the average balance of loans.  The average yield decreased to 6.09% during the second quarter of 2010 from 6.28% during the second quarter of 2009.  The 19 basis point decrease primarily reflected the low interest rate environment.  The average balance of the loan portfolio decreased $8.5 million to $176.3 million for the second quarter of 2010.  The decrease in the average balance of the loan portfolio reflected a decrease in the average balance of  residential real estate loans due to higher loan sales to the secondary market during 2009.

Interest income on investment securities increased $69,000 to $452,000 for the second quarter of 2010 from $383,000 for the second quarter of 2009. The increase reflected an $11.0 million increase in the average balance of the investment securities portfolio to $51.5 million during the second quarter of 2010, compared to $40.5 million for the second quarter of 2009.  The increase in the average balance was primarily due to the reinvestment of payments on mortgage-backed securities into U.S. agency and tax-free municipal bonds.  The average yield of investment securities decreased 28 basis points to 3.51% during the second quarter of 2010 from 3.79% during the second quarter of 2009.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities decreased $73,000 to $247,000 for the second quarter of 2010, compared to $320,000 for the second quarter of 2009.  The average balance of mortgage-backed securities decreased $6.6 million to $33.4 million during the second quarter of 2010.  The decrease in interest income also reflected a 25 basis point decrease in the average yield of mortgage-backed securities to 2.95% for the second quarter of 2010, compared to 3.20% for the second quarter of 2009.  The average yield has been affected by accelerated premium amortization resulting from higher national prepayment speeds on mortgage-backed securities.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, decreased $2,000 during the second quarter of 2010 primarily due to a decrease in the average balance.  The average balance of these accounts decreased $5.0 million to $6.0 million for the three months ended June 30, 2010 compared to $11.0 million for the three months ended June 30, 2009. The average yield on other interest-earning assets decreased to 0.14% during the second quarter of 2010 from 0.15% during the second quarter of 2009.

Interest Expense:  Total interest expense decreased $413,000, or 29.1%, to $1.0 million for the three months ended June 30, 2010 compared to $1.4 million for the three months ended June 30, 2009.  The lower interest expense was due to a $392,000 decrease in the cost of deposits and a $21,000 decrease in the cost of borrowed funds.

Interest expense on deposits decreased $392,000 to $1.0 million for the three months ended June 30, 2010 compared to $1.4 million for the three months ended June 30, 2009.  The decrease in interest expense on deposits was primarily due to a 63 basis point decrease in the average rate paid to 1.73% during the second quarter of 2010 from 2.36% during the second quarter of 2009.  The decrease reflected low short-term market interest rates which continued during 2010.  The average balance of deposits decreased $4.0 million to $233.3 million for the second quarter of 2010 from $237.3 million during the second quarter of 2009.  The decrease was primarily due to a $8.1 million decrease in the average balance of time deposits.

Interest paid on borrowed funds decreased $21,000 to $2,000 for the second quarter of 2010 due to decreases in the average cost and in the average balance of borrowings.  The average rate paid on borrowed funds decreased to 0.33% during the second quarter of 2010 compared to 0.86% during the second quarter of 2009, reflecting the decrease in market rates.  The average balance of borrowed funds also decreased to $3.0 million during the second quarter of 2010 compared to $10.9 million during the same period of 2009.  The decrease was primarily due to the repayment of our FHLB advances which had an average balance of $5.0 million during the second quarter of 2009.  We had no FHLB advances during the second quarter of 2010.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $187,000, or 8.6%, to $2.4 million for the three months ended June 30, 2010 from $2.2 million for the three months ended June 30, 2009.  Our interest rate spread increased by 42 basis points to 3.36% during the second quarter of 2010 from 2.94% during the second quarter of 2009.  Our net interest margin increased 39 basis points to 3.56% for the second quarter of 2010 from 3.17% for the second quarter of 2009.  Our net interest income continues to benefit from a steeper than normal yield curve.  Low short-term market interest rates have resulted in our cost of funds decreasing faster than the yield on our loans.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses totaled $850,000 during the second quarter of 2010, compared to $1.6 million during the second quarter of 2009.  The decrease in the provision for loan losses reflected a lower level of net charge-offs, a decline in average loan volume during 2010 and a lower level of specific allocations to the allowance for loan losses related to impaired loans.  Net charge-offs decreased $623,000 to $745,000 during the second quarter of 2010, compared to $1.4 million during the second quarter of 2009.

While the level of charge-offs decreased during 2010 compared to 2009, the historically higher level of charge-offs for both years have resulted in an increase in our average loss factors.  The higher level of charge-offs was concentrated in our commercial and commercial real estate portfolios, and have contributed to the higher balance of the allowance for loan losses.  The allowance for loan losses increased $196,000 to $2.7 million at June 30, 2010 from $2.5 million at June 30, 2009.  Loans delinquent 30 days or more increased $343,000 to $4.1 million, or 2.33% of total loans, as of June 30, 2010, from $3.8 million, or 2.14% of total loans, as of December 31, 2009.  Loans delinquent 30 days or more totaled $3.3 million, or 1.79% of total loans at June 30, 2009.

Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit.  This review also considered the local economy and the level of bankruptcies and foreclosures in our market area.  The following table sets forth information regarding nonperforming assets at the dates indicated.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$849	$484
Commercial and agricultural real estate	1,498	98
Multi-family residential	122	132
Commercial and agricultural business	262	416
Home equity/Home improvement	619	407
Automobile	10	8
Other consumer	1	52
Total	$3,361	$1,597

Accruing loans delinquent more than 90 days:
One-to-four family residential	$-	$349
Automobile	-	3
Other consumer	5	5
Total	$5	$357

Foreclosed assets:
One-to-four family residential	$155	$324
Commercial and agricultural real estate	193	59
Automobiles	-	-
Total	$348	$383

Total nonperforming assets	$3,714	$2,337

Total as a percentage of total assets	1.25%	0.81%

Nonperforming assets increased $1.4 million to $3.7 million, or 1.25% of total assets, as of June 30, 2010, compared to $2.3 million, or 0.81% of total assets, as of December 31, 2009.  The increase in nonperforming assets was due to a $1.4 million increase in nonperforming loans, partially offset by a $35,000 decrease in real estate owned.  Nonperforming loans increased to $3.4 million as of June 30, 2010, from $2.0 million at December 31, 2009.  The increase in nonperforming loans primarily reflected the non-accruing status of two commercial real estate loans totaling $1.3 million.  Both loans are purchased participations in projects impacted by the economy.  The first loan is secured by a mortgage on a new hotel and management believes the loan has been adequately reserved.  The second loan is secured by real estate for development.  We recognized a $719,000 charge-off on this loan during the second quarter of 2010 and believe that we have adequate reserves for the remaining balance.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2010 and December 31, 2009.  All non-accruing loans are automatically placed on the watch list.  The decrease in Special Mention credits and subsequent increase in Substandard credits primarily reflect the downgrade of seven commercial borrowers totaling $3.3 million.  With the exception of the two non-accruing loans noted above, the remaining five borrowers are current and the loans are performing as agreed.

	June 30, 2010	December 31, 2009
	(In thousands)
Special Mention credits	$4,174	$6,489
Substandard credits	7,492	4,865
Total watch list credits	$11,666	$11,354

Non-Interest Income:  Non-interest income decreased $223,000, or 17.9%, to $1.0 million for the three months ended June 30, 2010 from $1.2 million for the same period in 2009.  The decrease in non-interest income resulted primarily from decreases of $181,000 in net income from mortgage banking operations and $129,000 in gains on the sale of available-for-sale securities, partially offset by an increase of $62,000 in service charges on deposits.  The decrease in mortgage banking operations income was due to a lower volume of loan sales in 2010, as we sold $6.5 million of loans to the secondary market during the second quarter of 2010, compared to $16.7 million during the same period of 2009.  The decrease in loan sales in 2010 reflected a higher level of mortgage originations for sale in 2009 due to the decline in mortgage interest rates in 2009.  The decrease in gains on the sale of securities reflected a lower volume of sales during the second quarter of 2010 compared to the same period of 2009.  We have generated sales in order to change the composition of a portion of the securities portfolio to include a greater percentage of variable-rate mortgage-backed securities and shorter term U.S. Agency securities. Service charges on deposits benefitted from the increase in insufficient fund fees related to the overdraft privilege program implemented during the second quarter of 2009.

Non-Interest Expense:  Total non-interest expense increased $258,000 to $2.5 million for the three months ended June 30, 2010 from $2.2 million for the same period of 2009.  The increase in non-interest expense consisted mainly of increases of $257,000 in the impairment of mortgage servicing assets and $46,000 in real estate owned expense, partially offset by a $132,000 decrease in FDIC deposit insurance premiums.  The increase in the impairment of mortgage servicing rights was due to a $166,000 impairment charge during the second quarter of 2010, compared to a $91,000 recovery during the second quarter of 2009.  The $132,000 decrease in FDIC insurance premiums reflects the $140,000 special assessment during the second quarter of 2009.

Income Taxes:  The provision for income taxes increased $153,000 to a benefit of $(109,000) during the second quarter of 2010 compared to a benefit of $(262,000) for the second quarter of 2009.  The increase in the income tax provision reflected an increase in taxable income due to higher income.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General:  Net income for the six months ended June 30, 2010 was $679,000, or $0.35 per common share, basic and diluted, compared to net income of $428,000, or $0.22 per common share, basic and diluted, for the six months ended June 30, 2009.  The $251,000 increase in net income was due to a $84,000 increase in net interest income and a $775,000 decrease in provision for loan losses, partially offset by a $178,000 decrease in non-interest income and increases of $289,000 in non-interest expense and $141,000 in income taxes.

Interest Income:  Total interest income for the six months ended June 30, 2010 decreased $765,000, or 10.4%, to $6.6 million from $7.4 million for the same period of 2009.  The decrease in interest income reflected a $526,000 decrease in interest income on loans, a $6,000 increase in interest income on investment securities, a $241,000 decrease in interest income on mortgage-backed securities and a $4,000 decrease in other interest-earning assets.

Interest income on loans decreased $526,000 to $5.4 million for the first half of 2010 from $5.9 million for the first half of 2009 due to decreases in the average yield on loans and the average balance of loans.  The average yield decreased to 6.10% during the first six months of 2010 from 6.37% during the first six months of 2009.  The 27 basis point decrease primarily reflected the low interest rate environment.  The average balance of the loan portfolio decreased $9.1 million to $175.6 million for the first six months of 2010.  The decrease in the average balance of the loan portfolio was partially due to a decrease in the average balance of residential real estate loans due to higher loan sales to the secondary market during 2009.

Interest income on investment securities increased $6,000 to $851,000 for the first half of 2010 from $845,000 for the first half of 2009.  The increase reflected a $2.4 million increase in the average balance of the investment securities portfolio to $45.9 million during the first six months of 2010, compared to $43.5 million for the first six months of 2009.  The increase in the average balance was primarily due to the reinvestment of payments on mortgage-backed securities into U.S. agency and tax-free municipal bonds.  The average yield of investment securities decreased to 3.71% during the first six months of 2010 from 3.88% for the first six months of 2009.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities decreased $241,000 to $408,000 for the first half of 2010, compared to $649,000 for the first half of 2009.  The decrease reflected a 156 basis point decrease in the average yield of mortgage-backed securities to 2.26% for the first six months of 2010, compared to 3.82% for the first six months of 2009.  The average yield has been affected by accelerated premium amortization resulting from higher national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $220,000 to $466,000 during first half of 2010, compared to $246,000 during the first half of 2009.  The decrease in the average yield was partially offset by a $2.2 million increase in the average balance of mortgage-backed securities to $36.1 million during the first half of 2010.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, decreased $4,000 to $5,000 during the first half of 2010 primarily due to a decrease in the average yield and average balance.  The average yield on other interest-earning assets decreased to 0.12% during the first six months of 2010 from 0.17% during the first six months of 2009.  The average balance of these accounts also decreased $2.4 million to $7.7 million for the six months ended June 30, 2010 compared to $10.1 million for the six months ended June 30, 2009.

Interest Expense:  Total interest expense decreased $849,000, or 29.2%, to $2.1 million for the six months ended June 30, 2010 compared to $2.9 million for the six months ended June 30, 2009.  The lower interest expense was due to a $779,000 decrease in the cost of deposits and a $70,000 decrease in the cost of borrowed funds.

Interest expense on deposits decreased $779,000 to $2.1 million for the six months ended June 30, 2010 compared to $2.8 million for the six months ended June 30, 2009.  The decrease in interest expense on deposits was primarily due to a 67 basis point decrease in the average rate paid to 1.77% during the first half of 2010 from 2.44% during the first half of 2009.  The decrease reflected low short-term market interest rates which continued during 2010.  The decrease in the average rate paid was partially offset by an $844,000 increase in the average balance of deposits to $233.2 million for the first half of 2010, compared to $232.4 million for the first half of 2009.

Interest paid on borrowed funds decreased $70,000 to $5,000 for the first half of 2010 due to decreases in the average cost and in the average balance of borrowings.  The average rate paid on borrowed funds decreased to 0.30% during the first six months of 2010 compared to 1.23% during the first six months of 2009, reflecting the decrease in market rates.  The average balance of borrowed funds also decreased to $3.1 million during the first six months of 2010 compared to $12.2 million during the same period of 2009.  The $9.1 million decrease was primarily due to the repayment of our FHLB advances which had an average balance of $6.2 million during the first half of 2009.  We had no FHLB advances during 2010.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $84,000, or 1.9%, to $4.6 million for the six months ended June 30, 2010 from $4.5 million for the six months ended June 30, 2009.  Our interest rate spread increased by 20 basis points to 3.24% during the first half of 2010 from 3.04% during the first half of 2009.  Our net interest margin increased 15 basis points to 3.43% for the first half of 2010 from 3.28% for the first half of 2009.  Our net interest income continues to benefit from a steeper than normal yield curve.  Low short-term market interest rates have resulted in our cost of funds decreasing faster than the yield on our loans.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Balance at beginning of period	$2,290	$1,934
Charge-offs:
One-to-four family residential	21	45
Commercial and agricultural real estate	719	74
Commercial and agricultural business	-	1,203
Home equity/home improvement	53	45
Automobile	-	11
Other Consumer	6	5
Total	799	1,383
Recoveries:
One-to-four family residential	21	1
Commercial and agricultural real estate	4	2
Home equity/home improvement	12	2
Automobile	1	4
Other Consumer	6	4
Total	44	13
Net loan charge-offs	755	1,370
Additions charged to operations	1,125	1,900
Balance at end of period	$2,660	$2,464

The allowance for loan losses increased $196,000 to $2.7 million at June 30, 2010, from $2.5 million at June 30, 2009.  The increase was the result of the provision for loan losses exceeding net charge-offs.  The provision decreased $775,000 to $1.1 million during the first six months of 2010, compared to $1.9 million during the first six months of 2009.  Net charge-offs decreased $615,000 to $755,000 during the first half of 2010, compared to $1.4 million during the first half of 2009.  The decrease in the provision during 2010 reflects the lower level of charge-offs, a lower level of specific allocations to the allowance, and a decrease in the average balance of the loan portfolio during the six months ended 2010, compared to the same period of 2009.  While the level of charge-offs decreased during 2010 compared to 2009, the historically higher level of charge-offs for both years have resulted in an increase in our average loss factors.  The higher level of charge-offs was concentrated in our commercial and commercial real estate portfolios, and have contributed to the higher balance of the allowance for loan losses.

Non-Interest Income:  Non-interest income decreased $178,000, or 8.3%, to $2.0 million for the six months ended June 30, 2010 from $2.2 million for the same period in 2009.  The decrease in non-interest income resulted primarily from decreases of $415,000 in net income from mortgage banking operations and $49,000 in gains on the sale of available-for-sale securities, partially offset by increases of $153,000 in commission income and $144,000 in service charges on deposits.  The decrease in mortgage banking operations income was due to a lower volume of loan sales in 2010, as we sold $11.0 million of loans to the secondary market during the first half of 2010, compared to $49.3 million during the same period of 2009.  The decrease in loan sales in 2010 reflected a higher level of mortgage originations for sale in 2009 due to the decline in mortgage interest rates in 2009.  The decrease in gains on the sale of securities reflected a lower volume of sales during the second quarter of 2010 compared to the same period of 2009.  We have generated sales during 2010 in order to change the composition of a portion of the securities portfolio to include a greater percentage of variable-rate mortgage-backed securities and shorter term U.S. Agency securities.  The increase in commission income reflected improved market conditions and growth in customer accounts.  Service charges on deposits benefitted from the increase in insufficient fund fees related to the overdraft privilege program implemented during the second quarter of 2009.

Non-Interest Expense:  Total non-interest expense increased $290,000, or 6.5%, to $4.7 million for the six months ended June 30, 2010 from $4.4 million for the same period of 2009.  The increase in non-interest expense consisted mainly of increases of $257,000 in the impairment of mortgage servicing assets, $54,000 in compensation and benefits, and $52,000 in real estate owned expense, partially offset by a $135,000 decrease in FDIC deposit insurance premiums.  The increase in the impairment of mortgage servicing rights was due to a $166,000 impairment charge during the second quarter of 2010, compared to a $91,000 recovery during the second quarter of 2009.  The increase in compensation and benefits expense resulted from normal salary and benefit cost increases.  Real estate owned expense was affected by higher losses on the sale of real estate owned properties.  The $135,000 decrease in FDIC insurance premiums reflects the impact of the $140,000 special assessment during the second quarter of 2009.

Income Taxes:  The provision for income taxes increased $141,000 to $1,000 during the first six months of 2010 compared to a tax benefit of $(140,000) during the same period of 2009.  The increase in the income tax provision reflected an increase in taxable income due to higher income, partially offset by an increase in the benefit of tax-exempt income.  Our actual tax expense of $1,000 for the first half of 2010 is the result of tax expense of $109,000 for the first quarter of 2010, net of a tax benefit of $108,000 for the second quarter of 2010.  The decrease in tax expense from the first quarter to the second quarter was primarily due to a decrease in our taxable income during the second quarter while our tax-exempt income remained stable.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At June 30, 2010 and December 31, 2009, cash and cash equivalents totaled $14.7 million and $15.7 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past six months, the most significant sources of funds have been deposits, calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal repayments on mortgage-backed securities are relatively predictable, deposit flows and prepayments are more influenced by interest rates, general economic conditions, and competition.  The Company attempts to price its deposits to meet asset-liability objectives and stay competitive with local market conditions.

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At June 30, 2010, the Company had no outstanding FHLB advances and approximately $22.3 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at June 30, 2010 and December 31, 2009 were 32.6% and 30.7%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(In thousands)
Commitments to fund loans	$41,134	$36,946
Standby letters of credit	501	488

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at June 30, 2010, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At June 30, 2010, the Bank’s core capital ratio was 7.73% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At June 30, 2010, minimum requirements and the Bank’s actual ratios are as follows:

	June 30, 2010	December 31, 2009	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	7.73%	7.44%	4.00%
Tier 1 Capital to Risk-Weighted Assets	10.92%	10.70%	4.00%
Total Capital to Risk-Weighted Assets	12.17%	11.83%	8.00%

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended June 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$176,297	$2,683	6.09%	$184,800	$2,903	6.28%
Investment securities	51,474	452	3.51%	40,450	383	3.79%
Mortgage-backed securities	33,413	247	2.95%	39,972	320	3.20%
Other	5,967	2	0.14%	10,986	4	0.15%
Total interest-earning assets	267,151	3,384	5.07%	276,208	3,610	5.23%

Non-interest earnings assets	22,134			22,204
Total assets	$289,285			$298,412

Interest-bearing liabilities:
Deposits	$233,265	$1,006	1.73%	$237,256	$1,398	2.36%
Other borrowings	2,971	3	0.33%	10,850	24	0.86%
Total interest-bearing liabilities	236,236	1,009	1.71%	248,106	1,422	2.29%

Non-interest bearing liabilities	27,223			26,329
Stockholders’ equity	25,826			23,977

Total liabilities/stockholders’ equity	$289,285			$298,412

Net interest income		$2,375			$2,188

Interest rate spread (average yield earned minus average rate paid)			3.36%			2.94%

Net interest margin (net interest income divided by average interest-earning assets)			3.56%			3.17%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended June 30,
	2010 Compared to 2009
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(89)	$(131)	$(220)
Investment securities	(30)	99	69
Mortgage-backed securities	(23)	(50)	(73)
Other	-	(2)	(2)
Total net change in income on interest-earning assets	(142)	(84)	(226)

Interest-bearing liabilities:
Deposits	(369)	(23)	(392)
Other borrowings	(10)	(11)	(21)
Total net change in expense on interest-bearing liabilities	(379)	(34)	(413)

Net change in net interest income	$237	$(50)	$187

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Six Months Ended June 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$175,585	$5,355	6.10%	$184,658	$5,881	6.37%
Investment securities	45,880	851	3.71%	43,520	845	3.88%
Mortgage-backed securities	36,133	408	2.26%	33,942	649	3.82%
Other	7,662	4	0.12%	10,102	9	0.17%
Total interest-earning assets	265,260	6,618	4.99%	272,222	7,384	5.42%

Non-interest earnings assets	22,285			23,553
Total assets	$287,545			$295,775

Interest-bearing liabilities:
Deposits	$233,212	$2,059	1.77%	$232,368	$2,838	2.44%
Other borrowings	3,078	4	0.30%	12,215	75	1.23%
Total interest-bearing liabilities	236,290	2,063	1.75%	244,583	2,913	2.38%

Non-interest bearing liabilities	25,429			27,121
Stockholders’ equity	25,826			24,071

Total liabilities/stockholders’ equity	$287,545			$295,775

Net interest income		$4,555			$4,471

Interest rate spread (average yield earned minus average rate paid)			3.24%			3.04%

Net interest margin (net interest income divided by average interest-earning assets)			3.43%			3.28%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Six Months Ended June 30,
	2010 Compared to 2009
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(244)	$(282)	$(526)
Investment securities	(38)	44	6
Mortgage-backed securities	(281)	40	(241)
Other	(2)	(2)	(4)
Total net change in income on interest-earning assets	(565)	(200)	(765)

Interest-bearing liabilities:
Deposits	(789)	10	(779)
Other borrowings	(35)	(35)	(70)
Total net change in expense on interest-bearing liabilities	(824)	(25)	(849)

Net change in net interest income	$259	$(175)	$84

JACKSONVILLE BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to the secondary market, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans.  Our portfolio of mortgage-backed securities, including both fixed and variable rates, also provides monthly cash flow.  The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities.  During 2010, the Company has increased its holdings of variable-rate mortgage-backed securities and shorter term U.S. Agency securities in order to help protect the balance sheet from a potential rising rate environment.  With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts.  The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies.  The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

The Company uses a comprehensive asset/liability software package provided by a third-party vendor to perform interest rate sensitivity analysis for all product categories.  The primary focus of the Company’s analysis is on the effect of interest rate increases and decreases on net interest income.  Management believes that this analysis reflects the potential effects on current earnings of interest rate changes.  Call criteria and prepayment assumptions are taken into consideration for investment securities and loans.  All of the Company’s interest sensitive assets and liabilities are analyzed by product type and repriced based upon current offering rates.  The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 300 basis points in 100 basis point increments.

The following table shows projected results at June 30, 2010 and December 31, 2009 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	June 30, 2010		December 31, 2009		ALCO Benchmark
Rate Shock:	$ Change	% Change	$ Change	% Change
+ 200 basis points	139	1.33%	220	2.16%	> (20.00)%
+ 100 basis points	212	2.02%	184	1.80%	> (12.50)%
- 100 basis points	32	0.31%	(271)	-2.66%	> (12.50)%
- 200 basis points	(76)	0.31%	(412)	-4.05%	> (20.00)%

The foregoing computations are based upon numerous assumptions, including relative levels of market interest rates, prepayments, and deposit mix.  The computed estimates should not be relied upon as a projection of actual results.  Despite the limitations on precision inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Company’s current mix of interest earning assets and interest bearing liabilities.  Management continues to use the results of these computations, along with the results of its computer model projections, in order to maximize current earnings while positioning the Company to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

At the present time, the most significant market risk affecting the Company is interest rate risk.  Other market risks such as foreign currency exchange risk and commodity price risk do not occur in the normal business of the Company.  The Company also is not currently using trading activities or derivative instruments to control interest rate risk.

JACKSONVILLE BANCORP, INC.

ITEM 4.T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13(a)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1 - Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2 - Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1 - Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.
Registrant

Date: 08/06/2010	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer