Form 10-Q
period 2010-09-30
Jacksonville Bancorp, Inc.
filed 2010-11-03
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
☒  Yes                                ☐  No

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
☐  Yes                                ☒  No

As of October 31, 2010, there were 1,923,689 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

September 30, 2010
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37-38

Item 4.T	Controls and Procedures	39

PART II	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40
Item 1.A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Removed and Reserved	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

	Signatures	41

EXHIBITS

	Section 302 Certifications
	Section 906 Certification

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$14,082,675	$15,696,474
Investment securities - available for sale	51,561,090	37,196,298
Mortgage-backed securities - available for sale	37,392,498	40,984,395
Federal Home Loan Bank stock	1,113,800	1,108,606
Other investment securities	134,798	149,902
Loans receivable - net of allowance for loan losses of $2,912,050 and $2,290,001 as of September 30, 2010 and December 31, 2009	178,302,786	173,683,310
Loans held for sale - net	1,231,585	814,074
Premises and equipment - net	5,528,358	5,766,858
Cash surrender value of life insurance	4,235,574	4,094,663
Accrued interest receivable	2,850,269	1,988,394
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $253,589 and $156,442 as of September 30, 2010 and December 31, 2009	707,858	850,313
Real estate owned	619,882	382,879
Deferred income taxes	740,043	724,139
Income taxes receivable	38,607	269,260
Other assets	2,554,833	2,410,340

Total Assets	$303,821,223	$288,846,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$258,379,649	$254,700,223
Other borrowings	3,471,282	3,789,453
Advance payments by borrowers for taxes and insurance	330,762	508,356
Accrued interest payable	566,027	734,903
Deferred compensation payable	2,996,564	2,826,227
Other liabilities	1,297,746	1,023,890
Total liabilities	267,042,030	263,583,052

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,923,689 shares as of September 30, 2010, and 1,987,904 shares as of December 31, 2009	19,237	19,879
Additional paid-in-capital	16,162,888	6,634,591
Retained earnings	19,455,217	18,399,506
Less: Treasury stock of 67,087 shares, at cost, as of December 31, 2009	-	(486,381)
Less: Unallocated ESOP shares	(407,820)	-
Accumulated other comprehensive income	1,549,671	695,825

Total stockholders’ equity	36,779,193	25,263,420

Total Liabilities and Stockholders’ Equity	$303,821,223	$288,846,472

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,804,964	$2,904,810	$8,159,709	$8,785,949
Investment securities	441,250	356,239	1,292,407	1,201,070
Mortgage-backed securities	245,163	386,763	652,790	1,035,715
Other	2,929	1,632	7,494	10,096
Total interest income	3,494,306	3,649,444	10,112,400	11,032,830

INTEREST EXPENSE:
Deposits	973,323	1,291,381	3,032,258	4,129,030
Other borrowings	3,050	22,841	7,662	97,996
Total interest expense	976,373	1,314,222	3,039,920	4,227,026

NET INTEREST INCOME	2,517,933	2,335,222	7,072,480	6,805,804

PROVISION FOR LOAN LOSSES	375,000	250,000	1,500,000	2,150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,142,933	2,085,222	5,572,480	4,655,804

NON-INTEREST INCOME:
Fiduciary activities	61,122	32,090	145,940	121,563
Commission income	306,636	169,826	780,634	490,658
Service charges on deposit accounts	277,204	275,273	762,141	615,897
Mortgage banking operations, net	219,529	107,440	345,463	648,079
Net realized gains on sales of available-for-sale securities	80,422	44,625	424,470	437,276
Loan servicing fees	91,502	91,425	276,114	267,068
Other	137,702	151,144	414,198	444,024
Total non-interest income	1,174,117	871,823	3,148,960	3,024,565

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,518,017	1,378,940	4,297,475	4,104,259
Occupancy and equipment	279,531	264,467	777,418	802,626
Data processing	105,134	95,684	300,044	247,134
Professional	45,165	55,490	124,554	158,875
Impairment (recovery) of mortgage servicing rights	-	-	165,651	(91,269)
Postage and office supplies	71,342	72,327	216,911	216,367
Deposit insurance premium	106,624	116,770	311,456	457,046
Other	360,627	287,028	1,017,740	810,852
Total non-interest expense	2,486,440	2,270,706	7,211,249	6,705,890

INCOME BEFORE INCOME TAXES	830,610	686,339	1,510,191	974,479
INCOME TAXES	177,289	149,123	177,889	8,837

NET INCOME	$653,321	$537,216	$1,332,302	$965,642

NET INCOME PER COMMON SHARE - BASIC	$0.35	$0.28	$0.70	$0.50
NET INCOME PER COMMON SHARE - DILUTED	$0.35	$0.28	$0.70	$0.50

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
		Additional				Other	Total
	Common	Paid-in	Treasury	Retained	Unallocated	Comprehensive	Stockholders’	Comprehensive
(Unaudited)	Stock	Capital	Stock	Earnings	ESOP	Income	Equity	Income

BALANCE, DECEMBER 31, 2009	$19,879	$6,634,591	$(486,381)	$18,399,506	$-	$695,825	$25,263,420

Net Income	-	-		1,332,302		-	1,332,302	$1,332,302
Other comprehensive income - change in net unrealized gains on securities available-for-sale, net of taxes of $295,540	-	-	-	-		573,696	573,696	573,696
Less: reclassification adjustment for gains included in net income, net of tax of $144,320	-	-		-		280,150	280,150	280,150
Comprehensive Income								$2,186,148

Corporate Reorganization:
Merger of Jacksonville Bancorp, MHC	(10,387)	799,479					789,092
Treasury stock retired	(671)	(485,710)	486,381				-
Exchange of common stock	12	(1,541)					(1,529)
Proceeds from stock offering, net of expenses of $1,177,313	10,404	9,215,803					9,226,207

Purchase of shares for ESOP					(416,140)		(416,140)
Shares held by ESOP, committed to be released		266			8,320		8,586
Dividends ($0.225 per share)	-	-	-	(276,591)	-	-	(276,591)

BALANCE, SEPTEMBER 30, 2010	$19,237	$16,162,888	$-	$19,455,217	$(407,820)	$1,549,671	$36,779,193

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,332,302	$965,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	272,952	307,298
Amortization of investment premiums and discounts, net	603,050	570,414
Accretion of loan discounts	(1,932)	-
Net realized gains on sales of available-for-sale securities	(424,470)	(437,276)
Compensation expense related to stock options	-	483
Provision for loan losses	1,500,000	2,150,000
Mortgage banking operations, net	(345,463)	(648,079)
Loss (gain) on sale of real estate owned	14,167	(10,390)
Changes in valuation allowance on mortgage servicing asset	165,651	(91,269)
Changes in income taxes payable	(255,129)	(592,374)
Shares held by ESOP committed to be released	8,586	-
Changes in assets and liabilities	(834,035)	63,012
Net cash provided by operations before loan sales	2,035,679	2,277,461
Origination of loans for sale to secondary market	(29,714,297)	(57,468,221)
Proceeds from sales of loans to secondary market	29,619,053	58,427,891
Net cash provided by operating activities	1,940,435	3,237,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(56,098,581)	(76,317,310)
Maturity or call of investment securities available-for-sale	13,740,000	16,579,916
Sale of investment securities available-for-sale	24,325,429	40,159,947
Principal payments on mortgage-backed and investment securities	8,385,293	11,156,171
Proceeds from sale of real estate owned	303,340	276,107
Net (increase) decrease in loans	(6,679,963)	1,463,702
Additions to premises and equipment	(34,452)	(58,153)
Net cash used in investing activities	(16,058,934)	(6,739,620)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$3,679,426	$15,545,945
Net decrease in other borrowings	(318,171)	(11,043,087)
Increase in advance payments by borrowers for taxes and insurance	(177,594)	(144,714)
Purchase of treasury stock	-	(486,381)
Merger of Jacksonville Bancorp, MHC	789,092	-
Cash paid for fractional shares in exchange	(1,529)	-
Net proceeds from stock offering	9,226,207	-
Purchase of shares for ESOP	(416,140)	-
Dividends paid - common stock	(276,591)	(198,547)

Net cash provided by financing activities	12,504,700	3,673,216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,613,799)	170,727

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,696,474	7,145,288

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,082,675	$7,316,015

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$3,198,134	$4,243,314
Interest on other borrowings	10,662	119,596
Income taxes paid	403,000	559,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$637,699	$194,666
Loans to facilitate sales of real estate owned	75,280	188,500

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

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

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2010 and December 31, 2009 and the results of its operations for the three and nine month periods ended September 30, 2010 and 2009.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 filed as an exhibit to the Company’s Form 10-K filed in March, 2010.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

On July 14, 2010, Jacksonville Bancorp, MHC, completed its conversion to stock form.  At that date, Jacksonville Bancorp, Inc. (Maryland) became the successor holding company to the Bank.  Financial information presented in this report is derived in part from the consolidated financial statements of Jacksonville Bancorp, Inc. (Maryland) and subsidiaries on and after July 14, 2010, and from consolidated financial statements of our former mid-tier holding company, Jacksonville Bancorp, Inc. (Federal) and subsidiaries prior to July 14, 2010.  See Note 2 – Second Step Conversion.

Certain amounts included in the 2009 consolidated statements have been reclassified to conform to the 2010 presentation.

2.	SECOND STEP CONVERSION

On July 14, 2010, Jacksonville Bancorp, Inc. completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Jacksonville Bancorp, Inc. at book value as the entities were under common control.  Jacksonville Savings Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 1,040,352 shares of common stock, par value $0.01 per share, in the subscription and community offerings, including 41,614 shares to the Jacksonville Savings Bank employee stock ownership plan.  All shares were sold at a price of $10 per share, raising $10.4 million in gross proceeds.  Conversion related expenses of $1.2 million were offset against the gross proceeds, resulting in $9.2 million of net proceeds.  Concurrent with the completion of the offering, shares of Jacksonville Bancorp, Inc., a federal corporation, common stock owned by public stockholders were exchanged for 1.0016 shares of the Company’s common stock.  Cash in lieu of fractional shares will be paid at a rate of $10 per share.  As a result of the offering and the exchange, at September 30, 2010, the Company had 1,923,689 shares outstanding and a market capitalization of $19.2 million.  The shares of common stock sold in the offering and issued in the exchange trade on the NASDAQ Capital market under the symbol “JXSB.”

3.	NEW ACCOUNTING PRONOUNCEMENTS

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

4.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income available to common shareholders	$653,321	$537,216	$1,332,302	$965,642

Basic average shares outstanding	1,888,953	1,920,817	1,910,079	1,929,418

Diluted potential common shares:
Stock option equivalents	880	-	2,795	-
Diluted average shares outstanding	1,889,833	1,920,817	1,912,874	1,929,418

Basic earnings per share	$0.35	$0.28	$0.70	$0.50

Diluted earnings per share	$0.35	$0.28	$0.70	$0.50

Stock options for 4,504 shares of common stock and 33,345 shares of common stock were not considered in computing diluted earnings per share for the three and nine month periods ending September 30, 2010 and 2009, respectively, because they were anti-dilutive.

5.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In connection, with the conversion and related stock offering, the Bank purchased an additional 41,614 shares for its ESOP for the exclusive benefit of eligible employees.  The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets.  Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 20 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years.  Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.  Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock, the ESOP includes a put option, which is a right to demand that the Company buy any shares of its stock distributed to participants at fair value.

The Company is accounting for its ESOP in accordance with ASC Topic 718, “Employers Accounting for Employee Stock Ownership Plans.”  Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet.  Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from the collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations.  Dividends, if any, on unallocated shares are recorded as a reduction of debt and accrued interest.

A summary of ESOP shares at September 30, 2010, is shown below.

September 30, 2010
Unearned shares	40,782
Shares committed for release	832
Allocated shares	49,398
Total ESOP shares	91,012

Fair value of unearned shares	$404,633

6.	LOAN PORTFOLIO COMPOSITION

At September 30, 2010 and December 31, 2009, the composition of the Company’s loan portfolio is shown below.

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$37,527,019	21.1%	$38,580,967	22.2%
Commercial and agricultural	58,009,811	32.5	56,650,264	32.6
Multi-family residential	4,441,871	2.5	4,343,531	2.5
Total real estate loans	99,978,701	56.1	99,574,762	57.3
Commercial and agricultural business loans	41,379,079	23.2	34,393,456	19.8
Consumer loans:
Home equity/home improvement	21,705,655	12.2	28,119,373	16.2
Automobile	6,549,355	3.6	6,117,802	3.5
Other	11,644,322	6.5	7,836,674	4.5
Total consumer loans	39,899,332	22.3	42,073,849	24.2
Total loans receivable	181,257,112	101.6	176,042,067	101.3

Less:
Net deferred loan fees, premiums and discounts	42,276	-	68,756	-
Allowance for loan losses	2,912,050	1.6	2,290,001	1.3
Total loans receivable, net	$178,302,786	100.0%	$173,683,310	100.0%

Activity in the allowance for loan losses was as follows:

	September 30, 2010	September 30, 2009

Balance, beginning of year	$2,290,001	$1,934,072
Provision charged to expense	1,500,000	2,150,000
Loans charged off, net of recoveries of $46,605 and $18,905 for September 30, 2010 and 2009	(877,951)	(1,368,410)
Balance, end of period	$2,912,050	$2,715,662

7.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010:
U.S. government and agencies	$13,020,020	$187,197	$-	$13,207,217
Mortgage-backed securities (government-sponsored enterprises - residential)	36,809,735	613,791	(31,028)	37,392,498
Municipal bonds	36,775,846	1,586,149	(8,122)	38,353,873
	$86,605,601	$2,387,137	$(39,150)	$88,953,588

December 31, 2009:
U.S. government and agencies	$9,036,752	$70,820	$(27,556)	$9,080,016
Mortgage-backed securities (government-sponsored enterprises - residential)	40,428,279	610,634	(54,518)	40,984,395
Municipal bonds	27,661,381	531,363	(76,462)	28,116,282
	$77,126,412	$1,212,817	$(158,536)	$78,180,693

The amortized cost and fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$575,259	$576,029
Over one year to five years	12,120,983	12,368,637
Over five years to ten years	20,120,441	20,942,997
Over ten years	16,979,183	17,673,427
	49,795,866	51,561,090
Mortgage-backed securities (government-sponsored enterprises - residential)	36,809,735	37,392,498
	$86,605,601	$88,953,588

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $28,483,000 at September 30, 2010 and $31,178,000 at December 31, 2009.

The book value of securities sold under agreement to repurchase amounted to $3,471,000 at September 30, 2010 and $3,789,000 at December 31, 2009.

Gross gains of $424,000 and $437,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2010 and 2009, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2010 was $9,408,000, which is approximately 11% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2010.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(8,122)	$1,299,095	$-	$-	$(8,122)	$1,299,095

Mortgage-backed securities (government sponsored enterprises - residential)	(31,028)	8,108,623	-	-	(31,028)	8,108,623

Total	$(39,150)	$9,407,718	$-	$-	$(39,150)	$9,407,718

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	September 30, 2010	September 30, 2009
Net unrealized gain on securities available-for-sale	$1,718,176	$2,078,570
Less reclassification adjustment for realized gains included in income	424,470	437,276
Other comprehensive income before tax effect	1,293,706	1,641,294
Tax expense	(439,860)	(558,040)
Other comprehensive income	$853,846	$1,083,254

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2010	September 30, 2009
Net unrealized gain on securities available-for-sale	$2,347,987	$2,152,521
Tax effect	(798,316)	(731,857)
Net-of-tax amount	$1,549,671	$1,420,664

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For those investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data market research publications are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and agencies, mortgage-backed securities (Government-sponsored enterprises – residential) and municipal bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company did not have securities considered Level 3 as of September 30, 2010.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

		September 30, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$13,207,217	$-	$13,207,217	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	37,392,498	-	37,392,498	-
Municipal bonds	38,353,873	-	38,353,873	-

		December 31, 2009
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$9,080,016	$-	$9,080,016	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	40,984,395	-	40,984,395	-
Municipal bonds	28,116,282	-	28,116,282	-

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

		September 30, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,717,302	$-	$-	$1,717,302
Mortgage servicing rights	707,858			707,858
Foreclosed assets	619,882	-	-	619,882

		December 31, 2009 Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$3,154,003	$-	$-	$3,154,003
Mortgage servicing rights	850,313			850,313
Foreclosed assets	382,879	-	-	382,879

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$14,082,675	$14,082,675	$15,696,474	$15,696,474
Available-for-sale securities	88,953,588	88,953,588	78,180,693	78,180,693
Other investments	134,798	134,798	149,902	149,902
Loans, held for sale	1,231,585	1,231,585	814,074	814,074
Loans, net of allowance for loan losses	178,302,786	177,461,558	173,683,310	171,479,887
Federal Home Loan Bank stock	1,113,800	1,113,800	1,108,606	1,108,606
Interest receivable	2,850,269	2,850,269	1,988,394	1,988,394
Financial Liabilities
Deposits	258,379,649	261,337,765	254,700,223	257,948,804
Short-term borrowings	3,471,282	3,471,282	3,789,453	3,789,453
Advances from borrowers for taxes and insurance	330,762	330,762	508,356	508,356
Interest payable	566,027	566,027	734,903	734,903
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

10.	FEDERAL HOME LOAN BANK STOCK

The Company owns $1,113,800 of Federal Home Loan Bank stock as of September 30, 2010.  The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval.  The FHLB did not pay a dividend during 2010 or 2009.  Management performed an analysis and deemed the cost method investment in FHLB stock is ultimately recoverable and therefore not impaired.

11.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the nine month period ending September 30, 2010 and the year ended December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of year	$850,313	$545,494
Servicing rights capitalized	158,150	391,746
Amortization of servicing rights	(203,458)	(358,515)
Change in valuation allowance	(97,147)	271,588
Balance, end of period	$707,858	$850,313

Activity in the valuation allowance for mortgage servicing rights for the nine month period ending September 30, 2010 and the year ended December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of year	$156,442	$428,030
Additions	165,651	-
Reductions	(68,504)	(271,588)
Balance, end of period	$253,589	$156,442

12.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2010 and 2009 is shown below.

	September 30, 2010	September 30, 2009
Computed at the statutory rate (34%)	$513,465	$331,323
Increase (decrease) resulting from
Tax exempt interest	(312,190)	(270,715)
State income taxes, net	60,758	31,281
Increase in cash surrender value	(90,402)	(88,778)
Other, net	6,258	5,726

Actual tax expense	$177,889	$8,837

13.	COMMITMENTS AND CONTINGENCIES

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

Federal Deposit Insurance Corporation Insurance Coverage
As with all banks insured by the FDIC, the Company’s depositors are protected against the loss of their insured deposits by the FDIC up to certain amounts.  The FDIC recently made two changes to the rules that broadened the FDIC insurance.  On July 21, 2010, basic FDIC insurance was permanently increased to $250,000 per depositor.  In addition, the FDIC has instituted a Temporary Liquidity Guaranty Program (“TLGP”) which provides full deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2013.  The FDIC defines a “non-interest bearing transaction account” as a transaction account on which the insured depository institution pays no interest and does not reserve the right to require advance notice of intended withdrawals.  This coverage is over and above the $250,000 in deposit insurance otherwise provided to a customer.  The Company opted into the TLGP.  The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge on balances in non-interest bearing transaction accounts that exceed $250,000.

Recent Developments
On July 14, 2010, Jacksonville Bancorp, Inc. completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  Jacksonville Savings Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 1,040,352 shares of common stock in the subscription and community offerings, including 41,614 shares to the Jacksonville Savings Bank employee stock ownership plan.  All shares were sold at a price of $10 per share.  Concurrent with the completion of the offering, shares of Jacksonville Bancorp, Inc., a federal corporation, common stock owned by public stockholders were exchanged for 1.0016 shares of the Company’s common stock.  Cash in lieu of fractional shares will be paid at a rate of $10 per share.  As a result of the offering and the exchange, at September 30, 2010, the Company had 1,923,689 shares outstanding and a market capitalization of $19.2 million.  The shares of common stock sold in the offering and issued in the exchange trade on the NASDAQ Capital market under the symbol “JXSB.”

New Federal Legislation - Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminates the Office of Thrift Supervision and authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “—Liquidity and Capital Resources.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  We have no outstanding trust preferred securities.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Financial Condition

September 30, 2010 Compared to December 31, 2009

Total assets increased by $15.0 million, or 5.2%, to $303.8 million at September 30, 2010 from $288.8 million at December 31, 2009.  Net loans increased $4.6 million, or 2.7%, to $178.3 million at September 30, 2010 from $173.7 million at December 31, 2009.  Available-for-sale investment securities increased $14.4 million, or 38.6%, to $51.6 million at September 30, 2010 from $37.2 million at December 31, 2009, primarily due to the reinvestment of funds from deposit growth and payments on mortgage-backed securities.  Mortgage-backed securities decreased $3.6 million, or 8.8%, to $37.4 million at September 30, 2010 from $41.0 million at December 31, 2009.  Cash and cash equivalents decreased $1.6 million to $14.1 million at September 30, 2010 from $15.7 million at December 31, 2009.  Total deposits increased $3.7 million, or 1.4%, to $258.4 million at September 30, 2010, primarily due to an increase in transaction accounts.  Other borrowings, which consisted of overnight repurchase agreements, decreased $318,000 to $3.5 million at September 30, 2010.

Stockholders’ equity increased $11.5 million to $36.8 million at September 30, 2010.  The increase in stockholders’ equity reflects the infusion of net proceeds from the completion on July 14, 2010, of the second step conversion of our mutual holding company and stock offering.  The conversion resulted in a net increase of $10.0 million in stockholders’ equity, which was partially offset by the purchase of $416,140 in shares for the Bank’s employee stock ownership plan.  Stockholders’ equity also benefitted from net income of $1.3 million and $854,000 in other comprehensive income, which was partially offset by the payment of $277,000 in dividends.  Other comprehensive income consisted of the increase in net unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General:  Net income for the three months ended September 30, 2010 was $653,000, or $0.35 per common share, basic and diluted, compared to net income of $537,000, or $0.28 per common share, basic and diluted, for the three months ended September 30, 2009.  The $116,000 increase in net income was due to increases of $183,000 in net interest income and $302,000 in non-interest income, partially offset by increases of $216,000 in non-interest expense, $125,000 in the provision for loan losses and $28,000 in income taxes.

Interest Income:  Total interest income for the three months ended September 30, 2010 decreased $155,000, or 4.3%, to $3.5 million from $3.6 million for the same period of 2009.  The decrease in interest income reflected a $100,000 decrease in interest income on loans and a $141,000 decrease in interest income on mortgage-backed securities, partially offset by a $85,000 increase in interest income on investment securities and a $1,000 increase in other interest-earning assets.

Interest income on loans decreased $100,000 to $2.8 million for the third quarter of 2010 from $2.9 million for the third quarter of 2009 reflecting decreases in the average yield on loans and the average balance of loans.  The average yield decreased to 6.25% during the third quarter of 2010 from 6.33% during the third quarter of 2009.  The 8 basis point decrease primarily reflected the impact of the current low interest rate environment.  The average balance of the loan portfolio decreased $4.0 million to $179.6 million for the third quarter of 2010.  The decrease in the average balance of the loan portfolio reflected a decrease in the average balance of residential real estate loans due to higher loan sales to the secondary market during 2009 and 2010.

Interest income on investment securities increased $85,000 to $441,000 for the third quarter of 2010 from $356,000 for the third quarter of 2009. The increase reflected a $15.3 million increase in the average balance of the investment securities portfolio to $52.2 million during the third quarter of 2010, compared to $36.9 million for the third quarter of 2009.  The increase in the average balance was primarily due to the reinvestment of payments on mortgage-backed securities into U.S. agency and tax-free municipal bonds.  The average yield of investment securities decreased 48 basis points to 3.38% during the third quarter of 2010 from 3.86% during the third quarter of 2009.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which results in lower income tax expense.

Interest income on mortgage-backed securities decreased $141,000 to $245,000 for the third quarter of 2010, compared to $386,000 for the third quarter of 2009.  The average balance of mortgage-backed securities decreased $13.3 million to $34.7 million during the third quarter of 2010.  The decrease in interest income also reflected a 39 basis point decrease in the average yield of mortgage-backed securities to 2.83% for the third quarter of 2010, compared to 3.22% for the third quarter of 2009.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, increased $1,000 during the third quarter of 2010 primarily due to an increase in the average balance.  The average balance of these accounts increased $5.3 million to $9.9 million for the three months ended September 30, 2010 compared to $4.6 million for the three months ended September 30, 2009. The average yield on other interest-earning assets decreased to 0.12% during the third quarter of 2010 from 0.14% during the third quarter of 2009.

Interest Expense:  Total interest expense decreased $338,000, or 25.7%, to $976,000 for the three months ended September 30, 2010 compared to $1.3 million for the three months ended September 30, 2009.  The lower interest expense was due to a $318,000 decrease in the cost of deposits and a $20,000 decrease in the cost of borrowed funds.

Interest expense on deposits decreased $318,000 to $973,000 for the three months ended September 30, 2010 compared to $1.3 million for the three months ended September 30, 2009.  The decrease in interest expense on deposits was primarily due to a 51 basis point decrease in the average rate paid to 1.67% during the third quarter of 2010 from 2.18% during the third quarter of 2009.  The decrease reflected low short-term market interest rates which continued during 2010.  The average balance of deposits decreased $3.5 million to $233.4 million for the third quarter of 2010 from $236.9 million during the third quarter of 2009.  The decrease was primarily due to a $7.4 million decrease in the average balance of time deposits.

Interest paid on borrowed funds decreased $20,000 to $3,000 for the third quarter of 2010 due to decreases in the average cost and in the average balance of borrowings.  The average rate paid on borrowed funds decreased to 0.41% during the third quarter of 2010 compared to 0.93% during the third quarter of 2009, reflecting the decrease in market rates.  The average balance of borrowed funds also decreased to $3.0 million during the third quarter of 2010 compared to $9.8 million during the same period of 2009.  The decrease was primarily due to the repayment of our FHLB advances which had an average balance of $5.0 million during the third quarter of 2009.  We had no FHLB advances during the third quarter of 2010.

Net Interest Income:  As a result of the changes in interest income and interest expense noted above, net interest income increased by $183,000, or 7.8%, to $2.5 million for the three months ended September 30, 2010 from $2.3 million for the three months ended September 30, 2009.  Our interest rate spread increased by 19 basis points to 3.41% during the third quarter of 2010 from 3.22% during the third quarter of 2009.  Our net interest margin increased 23 basis points to 3.65% for the third quarter of 2010 from 3.42% for the third quarter of 2009.  Our net interest income continues to benefit from a steeper than normal yield curve.  Low short-term market interest rates have resulted in our cost of funds decreasing faster than the yield on our loans.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses totaled $375,000 during the third quarter of 2010, compared to $250,000 during the third quarter of 2009.  The increase in the provision for loan losses reflected management’s decision to maintain the allowance for loan losses at a level deemed adequate after taking into account the higher level of net charge-offs during the quarter.  Net charge-offs increased $125,000 to $123,000 during the third quarter of 2010, compared to a net recovery of $2,000 during the third quarter of 2009.  Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit.  This review also considered the local economy and the level of bankruptcies and foreclosures in our market area.

The following table sets forth information regarding nonperforming assets at the dates indicated.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$744	$484
Commercial and agricultural real estate	1,107	98
Multi-family residential	135	132
Commercial and agricultural business	277	416
Home equity/Home improvement	616	407
Automobile	14	8
Other consumer	5	52
Total	$2,898	$1,597

Accruing loans delinquent more than 90 days:
One-to-four family residential	$-	$349
Automobile	-	3
Other consumer	-	5
Total	$-	$357

Foreclosed assets:
One-to-four family residential	$367	$324
Commercial and agricultural real estate	253	59
Automobiles	44	-
Total	$664	$383

Total nonperforming assets	$3,562	$2,337

Total as a percentage of total assets	1.17%	0.81%

Nonperforming assets increased $1.3 million to $3.6 million, or 1.17% of total assets, as of September 30, 2010, compared to $2.3 million, or 0.81% of total assets, as of December 31, 2009.  The increase in nonperforming assets was due to a $944,000 increase in nonperforming loans and a $281,000 increase in real estate owned.  Nonperforming loans increased to $2.9 million as of September 30, 2010, from $2.0 million at December 31, 2009.  The increase in nonperforming loans primarily reflected the non-accruing status of two commercial real estate loans totaling $1.0 million.  Both loans are purchased participations in projects impacted by the economy.  The first loan is secured by a mortgage on a new hotel and management believes the loan has been adequately reserved.  The second loan is secured by real estate for development.  We recognized a $719,000 charge-off on this loan during the second quarter of 2010 and believe that we have adequate reserves for the remaining balance.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2010 and December 31, 2009.  All non-accruing loans are automatically placed on the watch list.  The decrease in Special Mention credits and the subsequent increase in Substandard credits primarily reflect the downgrade of eight commercial borrowers totaling $3.2 million.

	September 30, 2010	December 31, 2009
	(In thousands)
Special Mention credits	$3,855	$6,489
Substandard credits	7,526	4,865
Total watch list credits	$11,381	$11,354

Non-Interest Income:  Non-interest income increased $302,000, or 34.7%, to $1.2 million for the three months ended September 30, 2010 from $872,000 for the same period in 2009.  The increase in non-interest income resulted primarily from increases of $137,000 in commission income, $112,000 in net income from mortgage banking operations, $36,000 in gains on the sale of available-for-sale securities, and $29,000 in income from fiduciary activities.  The increase in commission income and fiduciary activities is due to a continued growth in accounts.  The increase in mortgage banking operations income was due to a higher volume of loan sales, as we sold $18.7 million of loans to the secondary market during the third quarter of 2010, compared to $8.7 million during the same period of 2009.  The increase in loan sales in 2010 reflected a higher level of mortgage originations for sale due to the decline in mortgage interest rates.  The increase in gains on the sale of securities reflected more favorable market conditions as securities totaling $2.0 million and $11.0 million were sold during the third quarters of 2010 and 2009, respectively.

Non-Interest Expense:  Total non-interest expense increased $216,000 to $2.5 million for the three months ended September 30, 2010 from $2.3 million for the same period of 2009.  The increase in non-interest expense consisted mainly of increases of $139,000 in compensation and benefits expense, $15,000 in occupancy and equipment expense, and $74,000 in other expense.  The increase in compensation and benefits expense reflect normal cost and benefit increases, as well as increased commissions.  The increase in other expense includes higher advertising expense, service charges, and consulting fees related to the new overdraft privilege program implemented during 2009.

Income Taxes:  The provision for income taxes increased $28,000 to $177,000 during the third quarter of 2010 compared to $149,000 for the third quarter of 2009.  The increase in the income tax provision reflected an increase in taxable income due to higher income.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General:  Net income for the nine months ended September 30, 2010 was $1,332,000, or $0.70 per common share, basic and diluted, compared to net income of $966,000, or $0.50 per common share, basic and diluted, for the nine months ended September 30, 2009.  The $367,000 increase in net income was due to increases of $267,000 increase in net interest income and $124,000 in non-interest income and a decrease of $650,000 in the provision for loan losses, partially offset by increases of $505,000 in non-interest income and $169,000 in income taxes.

Interest Income:  Total interest income for the nine months ended September 30, 2010 decreased $920,000, or 8.3%, to $10.1 million from $11.0 million for the same period of 2009.  The decrease in interest income reflected a $626,000 decrease in interest income on loans, a $91,000 increase in interest income on investment securities, a $383,000 decrease in interest income on mortgage-backed securities and a $3,000 decrease in other interest-earning assets.

Interest income on loans decreased $626,000 to $8.2 million for the first nine months of 2010 from $8.8 million for the first nine months of 2009 due to decreases in the average yield on loans and the average balance of loans.  The average yield decreased to 6.15% during the first nine months of 2010 from 6.36% during the comparative period of 2009.  The 21 basis point decrease primarily reflected the low interest rate environment.  The average balance of the loan portfolio decreased $7.4 million to $176.9 million for the first nine months of 2010.  The decrease in the average balance of the loan portfolio was partially due to a decrease in the average balance of residential real estate loans due to higher loan sales to the secondary market during 2009.

Interest income on investment securities increased $91,000 to $1.3 million for the first nine months of 2010 from $1.2 million for the first nine months of 2009.  The increase reflected a $6.7 million increase in the average balance of the investment securities portfolio to $48.0 million during the first nine months of 2010, compared to $41.3 million for the same period of 2009.  The increase in the average balance was primarily due to the reinvestment of payments on mortgage-backed securities into U.S. agency and tax-free municipal bonds.  The average yield of investment securities decreased to 3.59% during the first nine months of 2010 from 3.88% for the first nine months of 2009.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities decreased $383,000 to $653,000 for the first nine months of 2010, compared to $1.0 million for the first nine months of 2009.  The decrease reflected a 114 basis point decrease in the average yield of mortgage-backed securities to 2.44% for the first nine months of 2010, compared to 3.58% for the first nine months of 2009.  The average yield has been affected by accelerated premium amortization resulting from higher national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $86,000 to $583,000 during first nine months of 2010, compared to $496,000 during the first nine months of 2009.  Interest income was also affected by a $3.0 million decrease in the average balance of mortgage-backed securities to $35.7 million during the same period of 2010.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, decreased $3,000 to $7,000 during the first nine months of 2010 due to a decrease in the average yield and average balance.  The average yield on other interest-earning assets decreased to 0.12% during the first nine months of 2010 from 0.16% during the first nine months of 2009.  The average balance of these accounts increased to $8.4 million for the nine months ended September 30, 2010 from to $8.3 million for the nine months ended September 30, 2009.

Interest Expense:  Total interest expense decreased 1.2 million, or 28.1%, to $3.0 million for the nine months ended September 30, 2010 compared to $4.2 million for the nine months ended September 30, 2009.  The lower interest expense was due to a $1.1 million decrease in the cost of deposits and a $90,000 decrease in the cost of borrowed funds.

Interest expense on deposits decreased $1.1 million to $3.0 million for the nine months ended September 30, 2010 compared to $4.1 million for the nine months ended September 30, 2009.  The decrease in interest expense on deposits was primarily due to a 62 basis point decrease in the average rate paid to 1.73% during the first nine months of 2010 from 2.35% during the first nine months of 2009.  The decrease reflected low short-term market interest rates which continued during 2010.  The average balance of deposits decreased to $233.2 million for the first nine months of 2010, compared to $233.9 million for the first nine months of 2009.

Interest paid on borrowed funds decreased $90,000 to $8,000 for the first nine months of 2010 due to decreases in the average cost and in the average balance of borrowings.  The average rate paid on borrowed funds decreased to 0.33% during the first nine months of 2010 compared to 1.14% during the first nine months of 2009, reflecting the decrease in market rates.  The average balance of borrowed funds also decreased to $3.1 million during the first nine months of 2010 compared to $11.4 million during the same period of 2009.  The $8.3 million decrease was primarily due to the repayment of our FHLB advances which had an average balance of $5.8 million during the first nine months of 2009.  We had no FHLB advances during 2010.

Net Interest Income:  As a result of the changes in interest income and interest expense noted above, net interest income increased by $267,000, or 3.9%, to $7.1 million for the nine months ended September 30, 2010 from $6.8 million for the nine months ended September 30, 2009.  Our interest rate spread increased by 20 basis points to 3.30% during the first nine months of 2010 from 3.10% during the first nine months of 2009.  Our net interest margin increased 18 basis points to 3.51% for the first nine months of 2010 from 3.33% for the first nine months of 2009.  Our net interest income continues to benefit from a steeper than normal yield curve.  Low short-term market interest rates have resulted in our cost of funds decreasing faster than the yield on our loans.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Balance at beginning of period	$2,290	$1,934
Charge-offs:
One-to-four family residential	98	45
Commercial and agricultural real estate	748	74
Commercial and agricultural business	-	1,203
Home equity/home improvement	70	45
Automobile	2	15
Other Consumer	7	5
Total	925	1,387
Recoveries:
One-to-four family residential	21	1
Commercial and agricultural real estate	6	3
Home equity/home improvement	12	3
Automobile	2	5
Other Consumer	6	7
Total	47	19
Net loan charge-offs	878	1,368
Additions charged to operations	1,500	2,150
Balance at end of period	$2,912	$2,716

The allowance for loan losses increased $622,000 to $2.9 million at September 30, 2010, from $2.3 million at December 31, 2009.  The increase was the result of the provision for loan losses exceeding net charge-offs.  The provision decreased $650,000 to $1.5 million during the first nine months of 2010, compared to $2.2 million during the first nine months of 2009.  Net charge-offs decreased $490,000 to $878,000 during the first nine months of 2010, compared to $1.4 million during the first nine months of 2009.  The higher charge-offs during 2009 reflected a significant charge-off of $1.2 million recognized on one commercial credit during the second quarter of 2009.  The decrease in the provision during 2010 reflects the lower level of charge-offs, a lower level of specific allocations to the allowance, and a decrease in the average balance of the loan portfolio during the nine months ended 2010, compared to the same period of 2009.  While the level of charge-offs decreased during 2010 compared to 2009, the historically higher level of charge-offs for both years have resulted in an increase in our average loss factors.  The higher level of charge-offs was concentrated in our commercial and commercial real estate portfolios, and have contributed to the higher balance of the allowance for loan losses.

Non-Interest Income:  Non-interest income increased $124,000, or 4.1%, to $3.1 million for the nine months ended September 30, 2010 from $3.0 million for the same period in 2009.  The increase in non-interest income resulted primarily from increases of $290,000 in commission income and $146,000 in service charges on deposit accounts, partially offset by a decrease of $303,000 in net income from mortgage banking operations.  The increase in commission income reflected improved market conditions and growth in customer accounts.  Service charges on deposits benefitted from the increase in insufficient fund fees related to the overdraft privilege program implemented during the second quarter of 2009.  The decrease in mortgage banking operations income was due to a lower volume of loan sales in 2010, as we sold $29.6 million of loans to the secondary market during the first nine months of 2010, compared to $58.4 million during the same period of 2009.  The decrease in loan sales in 2010 reflected lower mortgage originations for sale in 2010 as compared to 2009.

Non-Interest Expense:  Total non-interest expense increased $505,000, or 7.5%, to $7.2 million for the nine months ended September 30, 2010 from $6.7 million for the same period of 2009.  The increase in non-interest expense consisted mainly of increases of $257,000 in the impairment of mortgage servicing assets, $193,000 in compensation and benefits, and $53,000 in data processing expense, partially offset by a $146,000 decrease in FDIC deposit insurance premiums.  The increase in the impairment of mortgage servicing rights was due to a $166,000 impairment charge during 2010 reflecting higher prepayment speeds, compared to a $91,000 recovery during 2009.  The increase in compensation and benefits expense resulted from normal salary and benefit cost increases, as well as increased commissions.  Data processing expense has increased due to higher software maintenance costs.  The $146,000 decrease in FDIC insurance premiums reflects the impact of the $140,000 special assessment during the second quarter of 2009, which did not reoccur in 2010.

Income Taxes:  The provision for income taxes increased $169,000 to $178,000 during the first nine months of 2010 compared to $9,000 during the same period of 2009.  The increase in the income tax provision reflected an increase in taxable income due to higher income, partially offset by an increase in the benefit of tax-exempt income.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At September 30, 2010 and December 31, 2009, cash and cash equivalents totaled $14.1 million and $15.7 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past nine months, the most significant sources of funds have been net proceeds from our recent stock offering, deposits, calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for the origination of new loans and the purchase of U.S. Agency, municipal and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At September 30, 2010, the Company had no outstanding FHLB advances and approximately $22.3 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at September 30, 2010 and December 31, 2009 were 33.5% and 30.7%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(In thousands)
Commitments to fund loans	$37,586	$36,050
Standby letters of credit	453	488

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at September 30, 2010, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At September 30, 2010, the Bank’s core capital ratio was 9.20% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At September 30, 2010, minimum requirements and the Bank’s actual ratios are as follows:

	September 30, 2010	December 31, 2009	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	9.20%	7.44%	4.00%
Tier 1 Capital to Risk-Weighted Assets	13.04%	10.70%	4.00%
Total Capital to Risk-Weighted Assets	14.29%	11.83%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$179,580	$2,805	6.25%	$183,614	$2,904	6.33%
Investment securities	52,168	441	3.38%	36,869	356	3.86%
Mortgage-backed securities	34,703	245	2.83%	47,973	387	3.22%
Other	9,865	3	0.12%	4,617	2	0.14%
Total interest-earning assets	276,316	3,494	5.06%	273,073	3,649	5.35%

Non-interest earnings assets	21,515			21,511
Total assets	$297,831			$294,584

Interest-bearing liabilities:
Deposits	$233,433	$973	1.67%	$236,951	$1,291	2.18%
Other borrowings	3,012	3	0.41%	9,830	23	0.93%
Total interest-bearing liabilities	236,445	976	1.65%	246,781	1,314	2.13%

Non-interest bearing liabilities	29,964			23,144
Stockholders’ equity	31,422			24,659

Total liabilities/stockholders’ equity	$297,831			$294,584

Net interest income		$2,518			$2,335

Interest rate spread (average yield earned minus average rate paid)			3.41%			3.22%

Net interest margin (net interest income divided by average interest-earning assets)			3.65%			3.42%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2010 Compared to 2009
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(37)	$(63)	$(100)
Investment securities	(49)	134	85
Mortgage-backed securities	(43)	(98)	(141)
Other	-	1	1
Total net change in income on interest-earning assets	(129)	(26)	(155)

Interest-bearing liabilities:
Deposits	(299)	(19)	(318)
Other borrowings	(9)	(11)	(20)
Total net change in expense on interest-bearing liabilities	(308)	(30)	(338)

Net change in net interest income	$179	$4	$183

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$176,917	$8,160	6.15%	$184,310	$8,786	6.36%
Investment securities	47,976	1,292	3.59%	41,303	1,201	3.88%
Mortgage-backed securities	35,657	653	2.44%	38,619	1,036	3.58%
Other	8,396	7	0.12%	8,274	10	0.16%
Total interest-earning assets	268,946	10,112	5.01%	272,506	11,033	5.40%

Non-interest earnings assets	21,931			22,872
Total assets	$290,877			$295,378

Interest-bearing liabilities:
Deposits	$233,239	$3,032	1.73%	$233,896	$4,129	2.35%
Other borrowings	3,056	8	0.33%	11,420	98	1.14%
Total interest-bearing liabilities	236,295	3,040	1.72%	245,316	4,227	2.30%

Non-interest bearing liabilities	26,158			25,603
Stockholders’ equity	28,424			24,459

Total liabilities/stockholders’ equity	$290,877			$295,378

Net interest income		$7,072			$6,806

Interest rate spread (average yield earned minus average rate paid)			3.30%			3.10%

Net interest margin (net interest income divided by average interest-earning assets)			3.51%			3.33%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2010 Compared to 2009
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(280)	$(346)	$(626)
Investment securities	(93)	184	91
Mortgage-backed securities	(309)	(74)	(383)
Other	(2)	-	(2)
Total net change in income on interest-earning assets	(684)	(236)	(920)

Interest-bearing liabilities:
Deposits	(1,085)	(12)	(1,097)
Other borrowings	(44)	(46)	(90)
Total net change in expense on interest-bearing liabilities	(1,129)	(58)	(1,187)

Net change in net interest income	$445	$(178)	$267

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

The following table shows projected results at September 30, 2010 and December 31, 2009 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	September 30, 2010		December 31, 2009		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	112	1.03%	220	2.16%	> (20.00)%
+ 100 basis points	132	1.22%	184	1.80%	> (12.50)%
- 100 basis points	(62)	-0.57%	(271)	-2.66%	> (12.50)%
- 200 basis points	(222)	-2.05%	(412)	-4.05%	> (20.00)%

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

On July 14, 2010, the Company completed the offer and sale of its common stock, par value $0.01 per share, pursuant to a registration statement on Form S-1 (SEC File No. 333-165466).  As a result of the offering, the Company received $9.2 million in net proceeds.  The Company incurred total expenses of $1.2 million in connection with the offering.

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

JACKSONVILLE BANCORP, INC. Registrant

Date: 11/03/2010	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer