Form 10-K
period 2010-12-31
Jacksonville Bancorp, Inc.
filed 2011-03-16
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 001-34821

JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4670835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1211 West Morton Avenue, Jacksonville, Illinois	62650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (217) 245-4111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                                                                      YES ☐               NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                                                                      YES ☐               NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                                                      YES ☒               NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
                                                                                                                                                                                                      YES ☐               NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                            ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                Accelerated filer  ☐

Non-accelerated filer  ☐                                                                Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                  YES ☐               NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the Nasdaq Capital Market, was approximately $0.

As of March 1, 2011, there was issued and outstanding 1,924,955 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).
               (2) Annual Report to Stockholders (Parts II and IV).

PART I

ITEM 1.                   Business

Jacksonville Bancorp, Inc.

Jacksonville Bancorp, Inc. (or the “Company”) is a Maryland corporation.  On July 14, 2010, Jacksonville Bancorp, Inc. completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Jacksonville Bancorp, Inc.  Jacksonville Savings Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 1,040,352 shares of common stock, par value $0.01 per share, in the subscription and community offerings, including 41,614 shares to the Jacksonville Savings Bank employee stock ownership plan.  All shares were sold at a price of $10.00 per share, raising $10.4 million in gross proceeds.  Conversion related expenses of $1.2 million were offset against the gross proceeds, resulting in $9.2 million of net proceeds.  Concurrent with the completion of the offering, shares of Jacksonville Bancorp, Inc., a federal corporation, common stock owned by public stockholders were exchanged for 1.0016 shares of the Company’s common stock.

The Company’s only significant asset is our investment in Jacksonville Savings Bank.  At December 31, 2010, Jacksonville Bancorp, Inc. had consolidated assets of $301.5 million, total deposits of $256.4 million, and stockholders’ equity of $35.7 million.

Jacksonville Savings Bank

Jacksonville Savings Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois.  We conduct our business from our main office and six branches, two of which are located in Jacksonville and one of which is located in each of the following Illinois communities: Virden, Litchfield, Chapin, and Concord.  We were originally chartered in 1916 as an Illinois-chartered mutual savings and loan association and converted to a mutual savings bank in 1992.  In 1995, Jacksonville Savings Bank converted to an Illinois chartered stock savings bank and reorganized from the mutual to the mutual holding company form of organization.  We have been a member of the Federal Home Loan Bank System since 1932.  Our deposits are insured by the Federal Deposit Insurance Corporation.

We are a community-oriented savings bank engaged primarily in the business of attracting retail deposits from the general public in our market area and using such funds, together with borrowings and funds from other sources, to originate mortgage loans secured by one- to four-family residential real estate, commercial and agricultural real estate and consumer loans. We also originate commercial and agricultural business loans and multi-family real estate loans.  Additionally, we invest in United States Government agency securities, bank-qualified, general obligation municipal issues, and mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof.  We maintain a portion of our assets in liquid investments, such as overnight funds at the Federal Home Loan Bank.

Our principal sources of funds are customer deposits, proceeds from the sale of loans, funds received from the repayment and prepayment of loans and mortgage-backed securities, and the sale, call, or maturity of investment securities.  Principal sources of income are interest income on loans and investments, sales of loans and securities, service charges, commissions, loan servicing fees and other fees.  Our principal expenses are interest paid on deposits, employee compensation and benefits, occupancy and equipment expense and Federal Deposit Insurance Corporation insurance premiums.

We operate an investment center at our main office.  The investment center is operated through Financial Resources Group, Inc., Jacksonville Savings Bank’s wholly-owned subsidiary.

Our principal executive office is located at 1211 W. Morton, Jacksonville, Illinois, and our telephone number at that address is (217) 245-4111. Our website address is www.jacksonvillesavings.com.  Information on this website is not and should not be considered to be a part of this Annual Report.

Market Area

Our market area is Morgan, Macoupin, Montgomery and Cass counties, Illinois.  Our offices are located in communities that can generally be characterized as stable to low growth residential communities of predominantly one- to four-family residences.  Our market for deposits is concentrated in the communities surrounding our main office and six branch offices.  We are the largest independent financial institution headquartered in our market area.

The economy of our market area consists primarily of agriculture and related businesses, light industry and state and local government.  The largest employers in our market area are Pactiv Corporation, Passavant Area Hospital, and the State of Illinois.  During 2008 and continuing into 2010, the local economy experienced a downturn, although not as severe as the nationwide recession. As of December 2010, unemployment rates in our market area were: 7.1% in Cass County, 9.7% in Macoupin County, 12.9% in Montgomery County and 8.1% in Morgan County. This compared with unemployment rates of 9.3% in Illinois and 9.4 % in the United States as a whole.  While increased layoffs have resulted in higher unemployment levels, we have not seen a significant impact on our business.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits historically has come from commercial banks, other savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future.  We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Morgan, Macoupin and Montgomery counties, Illinois.  As of June 30, 2010, our FDIC-insured deposit market share in the counties we serve (out of 32 bank and thrift institutions with offices in Morgan, Macoupin and Montgomery Counties, Illinois) was 11.0%. Such data does not reflect deposits held by credit unions.

The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, government sponsored entities and other savings banks and savings associations.  This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in our market areas as well as the increased efforts by commercial banks to increase mortgage loan originations.

We compete for loans primarily through the interest rates and loan fees we charge and the efficiency and quality of services we provide to borrowers and home builders.  Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

Lending Activities

General.  Historically, our principal lending activity has been the origination of mortgage loans secured by one- to four-family residential properties in our local market area.  Over the past several years, we have increased our emphasis on originating loans secured by commercial and agricultural real estate. We also originate commercial and agricultural business loans secured by collateral other than real estate as well as unsecured commercial and agricultural business loans.  We also originate consumer loans, primarily home equity loans and loans secured by automobiles. At December 31, 2010, our loans receivable totaled $179.5 million, of which $37.2 million, or 21.1%, consisted of one- to four-family residential mortgage loans.  One- to four-family residential mortgage loans decreased $1.4 million, or 3.5%, during 2010 primarily due to the refinancing of loans in our portfolio which were subsequently sold in the secondary mortgage market.  The remainder of our loans receivable at December 31, 2010 consisted of commercial and agricultural real estate loans totaling $69.1 million, or 39.2% of total loans, consumer loans totaling $37.7 million, or 21.4% of total loans, commercial and agricultural business loans totaling $31.0 million, or 17.6% of total loans, and multi-family residential loans totaling $4.4 million, or 2.4% of total loans.  Of the amount included in consumer loans, $19.5 million, or 11.1% of total loans consisted of home equity and home improvement loans, and $6.2 million, or 3.5% of total loans, consisted of automobile loans.

We have made our interest-earning assets more interest rate sensitive by, among other things, originating variable interest rate loans, such as adjustable-rate mortgage loans and balloon loans with terms ranging from three to five years, as well as medium-term consumer loans and commercial business loans.  Our ability to originate adjustable-rate mortgage loans is substantially affected by market interest rates.

We originate fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years.  We sell a significant portion of our one- to four-family fixed-rate residential mortgage loan originations directly to Freddie Mac.  During the years ended December 31, 2010 and 2009, we sold $47.4 million and $66.7 million of fixed-rate residential mortgage loans, respectively.  Loans are generally sold without recourse and with servicing retained.

At December 31, 2010, we were servicing $149.6 million in loans for which we received servicing income of $370,000 for the year ended December 31, 2010. Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned as loan servicing fees in non-interest income.  The amortization of mortgage servicing rights is netted from the gains on sale of loans, both cash gains as well as the capitalized gains, and is included in mortgage banking operations, net, in non-interest income. As a result of the low interest rate environment in 2008, we recognized an impairment of $428,000 against the value of our mortgage servicing income. Subsequently, as long term interest rates began to rise, we were able to recognize a partial recovery of $123,000 during 2009.  Due to the changes in long-term rates during 2010, we recognized an additional impairment charge of $101,000 during 2010.

Loan Portfolio Composition. Set forth below are selected data relating to the composition of our loan portfolio, by type of loan as of the dates indicated, excluding loans held for sale of $280,000, $814,000, $1.4 million, $1.9 million and $426,000 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$37,227	21.1%	$38,581	22.2%	$46,807	25.6%	$50,459	28.7%	$40,635	26.2%
Commercial and agricultural (2)	69,147	39.2	56,650	32.6	56,516	30.9	44,100	25.1	39,592	25.6
Multi-family residential	4,378	2.4	4,344	2.5	4,518	2.5	4,741	2.7	5,877	3.8
Total real estate loans	110,752	62.7	99,575	57.3	107,841	59.0	99,300	56.5	86,104	55.6

Commercial and agricultural business loans	30,987	17.6	34,393	19.8	35,356	19.3	36,539	20.8	32,837	21.2
Consumer loans:
Home equity/home improvement (3)	19,526	11.1	28,119	16.2	30,002	16.4	30,087	17.1	27,202	17.6
Automobile	6,213	3.5	6,118	3.5	5,842	3.2	5,334	3.0	5,275	3.4
Other	11,977	6.8	7,837	4.5	5,950	3.2	6,402	3.6	5,313	3.4
Total consumer loans	37,716	21.4	42,074	24.2	41,794	22.8	41,823	23.7	37,790	24.4
Total loans receivable	179,455	101.7	176,042	101.3	184,991	101.1	177,662	101.0	156,731	101.2

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	49	—	69	—	109	—	29	—	29	—
Allowance for loan losses	2,964	1.7	2,290	1.3	1,934	1.1	1,766	1.0	1,864	1.2
Total loans receivable, net	$176,442	100.0%	$173,683	100.0%	$182,948	100.0%	$175,867	100.0%	$154,838	100.0%

(1)	Includes one- to four-family real estate construction loans of $503,000, $54,000, $596,000, $352,000 and $183,000 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(2)
Includes commercial and agricultural real estate construction loans of $2.1 million, $4.2 million, $2.5 million, $472,000 and $0 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(3)	Includes real estate construction loans of $453,000, $3.6 million, $1.1 million, $1.4 million and $370,000 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

One- to Four-Family Mortgage Loans.  Historically our primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in our market area.  We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  We generally limit our one- to four-family loan originations to the financing of loans secured by properties located within our market area.  At December 31, 2010, $37.2 million, or 21.1% of our net loan portfolio, was invested in mortgage loans secured by one- to four-family residences.

Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency for Freddie Mac, which is currently $417,000 for single-family homes. At December 31, 2010, we had no one- to four-family residential mortgage loans with principal balances in excess of $417,000, commonly referred to as jumbo loans.

We originate for resale to Freddie Mac fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more.  Our fixed-rate mortgage loans amortize monthly with principal and interest due each month.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  We offer fixed-rate one- to four-family residential mortgage loans with terms of up to 30 years without prepayment penalty.

We currently offer adjustable-rate mortgage loans for terms ranging up to 30 years.  We generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination.  Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan.  In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on our net interest income.  In the low interest rate environment that has existed over the past two years, our adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of our loan portfolio.  We have used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years.  Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $10.0 million, or 26.9% of our total one- to four-family residential real estate loans receivable at December 31, 2010.  The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products.  During 2010, we originated $46.4 million of fixed-rate residential mortgage loans which were all subsequently sold in the secondary mortgage market and $7.7 million of adjustable-rate mortgage and balloon loans which were held in our portfolio.

Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive and provides an alternative for those borrowers who meet our underwriting criteria, but are unable to qualify for a fixed-rate mortgage.  However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans.  Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase.  It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

Our residential first mortgage loans customarily include due-on-sale clauses, which give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan.  Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on our mortgage portfolio during periods of rising interest rates.

When underwriting residential real estate loans, we review and verify each loan applicant’s income and credit history.  Management believes that stability of income and past credit history are integral parts in the underwriting process.  Generally, the applicant’s total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant’s total monthly income.  In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 38% of total monthly income.  Written appraisals are generally required on real estate property offered to secure an applicant’s loan.  For one- to four-family real estate loans with loan to value ratios of over 80%, we require private mortgage insurance. We require fire and casualty insurance on all properties securing real estate loans.  We may require title insurance, or an attorney’s title opinion, as circumstances warrant.

We do not offer an “interest only” mortgage loan product on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  We do not offer a “subprime loan” program (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

Commercial and Agricultural Real Estate and Multi-Family Residential Real Estate Loans.  We originate and purchase commercial and agricultural real estate and multi-family residential real estate loans.  At December 31, 2010, $69.1 million, or 39.2%, of our total loan portfolio consisted of commercial and agricultural real estate loans and $4.4 million, or 2.4%, consisted of multi-family real estate loans.  During 2010, loan originations secured by commercial and agricultural real estate totaled $25.1 million, as compared to $9.2 million in 2009. In 2010, commercial and agricultural real estate loan originations were greater than our historical levels. The increase in originations in 2010 was due to greater demand in our market area whereby we could make more loans to borrowers who were already known to us.  Our commercial and agricultural real estate loans are secured primarily by improved properties such as farms, retail facilities and office buildings, churches and other non-residential buildings.  At December 31, 2010, our commercial and agricultural real estate loan portfolio included $28.2 million in loans secured by farmland and $40.9 million in loans secured by other commercial properties.  The maximum loan-to-value ratio for commercial and agricultural real estate loans we originate is generally 80%. Our commercial and agricultural real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the prime rate and generally have a specified floor. Many of our adjustable-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We have $3.6 million of interest only commercial and agricultural real estate loans. We purchase from time to time commercial real estate loan participations primarily from outside our market area where we are not the lead lender. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2010, commercial real estate loan participations totaled $9.6 million, or 13.9% of the commercial and agricultural real estate loan portfolio consisting primarily of loan participations outside of our market area which totaled $8.6 million, or 12.4% of the commercial and agricultural real estate loan portfolio. At December 31, 2010, loan participations delinquent 60 days or more included one loan with a balance of $498,000.

At December 31, 2010, our largest agricultural real estate loan was secured by farmland, had a principal balance of $3.1 million and was performing in accordance with its terms.  At the same date, the largest commercial real estate loan was secured by a retail and office complex with a principal balance of $1.8 million and was performing in accordance with its terms. At December 31, 2010, the largest multi-family residential real estate loan was secured by an apartment building with a principal balance of $2.1 million and was performing in accordance with its terms. At December 31, 2010, our largest commercial real estate loan participation was secured by condominiums with a principal balance of $1.8 million and was performing in accordance with its terms.

Our underwriting standards for commercial and agricultural real estate and multi-family residential real estate loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The income approach is primarily utilized to determine whether income generated from the applicant’s business or real estate offered as collateral is adequate to repay the loan. We emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%).  In underwriting a loan, we consider the value of the real estate offered as collateral in relation to the proposed loan amount.  Generally, the loan amount cannot be greater than 80% of the value of the real estate.  We usually obtain written appraisals from either licensed or certified appraisers on all multi-family, commercial, and agricultural real estate loans in excess of $250,000.  We assess the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

Loans secured by commercial, agricultural, and multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans.  Furthermore, the repayment of loans secured by commercial, agricultural, and multi-family real estate is typically dependent upon the successful operation of the related business and real estate property.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial and Agricultural Business Loans.  We originate commercial and agricultural business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured.  We also purchase participations of commercial business loans from other lenders, which may be made to borrowers outside our market area. Commercial and agricultural business loans totaled $31.0 million, or 17.6%, of our total loan portfolio at December 31, 2010. At December 31, 2010, commercial business loan participations totaled $3.1 million, or 9.9% of the commercial and agricultural business loan portfolio.  Of this amount, commercial business loan participations outside of our market area represented $1.4 million, or 4.5% of the commercial and agricultural business loan portfolio.  Commercial and agricultural business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years and various terms of maturity generally from three years to five years.  On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established.  Commercial and agricultural business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We generally obtain personal guarantees from the borrower or a third party as a condition to originating its business loans.  During the year ended December 31, 2010, we originated $26.6 million in commercial and agricultural business loans.  At that date, our largest commercial business loan was a $5.0 million line of credit with a principal balance of $3.0 million.  This loan was performing in accordance with its terms at December 31, 2010. At December 31, 2010, our largest agricultural business loan was a line of credit of $4.5 million with a principal balance of $1.2 million.  This loan was performing in accordance with its terms at December 31, 2010.

Our underwriting standards for commercial and agricultural business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business.  We assess the financial strength of each applicant through the review of financial statements and tax returns provided by the applicant.  The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records.  We periodically review business loans following origination. We request financial statements at least annually and review them for substantial deviations or changes that might affect repayment of the loan.  Our loan officers also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral.  Underwriting standards for business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

Consumer Loans. As of December 31, 2010, consumer loans totaled $37.7 million, or 21.4%, of our total loan portfolio.  The principal types of consumer loans we offer are home equity loans and lines of credit and automobile loans. We also originate loans secured by deposit accounts, unsecured loans and mobile home loans.  We generally offer consumer loans on a fixed-rate basis.  At December 31, 2010, home equity and home improvement loans totaled $19.5 million, or 11.1%, of our total loan portfolio. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence.  The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities.  Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions.  Such loans may be fully amortized over the life of the loan or have a balloon feature.  Generally, the maximum term for home equity loans is 10 years.

At December 31, 2010, consumer loans secured by automobiles totaled $6.2 million, or 3.5% of our total loan portfolio.  We offer automobile loans with maturities of up to 60 months for new automobiles.  Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile.  We generally originate automobile loans with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although in the case of a new car loan the loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.  Of the consumer loans 90 days or more delinquent at December 31, 2010, 96.7% are home equity loans or lines of credit.  The largest loan in this category at December 31, 2010 had a principal balance of $49,000 and was secured by a residential mortgage.  No assurance can be given, however, that our delinquency rate or loss experience on consumer loans will not increase in the future.

Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured.  In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation.  Further, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Such events would increase our risk of loss on unsecured loans.  Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.  At December 31, 2010, consumer loans 90 days or more delinquent, including those for which the accrual of interest has been discontinued, totaled $285,000, or 0.8%, of our total consumer loans.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Commercial and Agricultural Real Estate		Multi-Family Real Estate		Commercial and Agricultural Business
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2011	$5,121	7.17%	$8,957	5.63%	$193	7.50%	$13,689	5.28%
2012	3,593	7.28	4,473	6.13	146	6.50	4,004	4.85
2013	4,855	6.76	7,067	5.86	—	—	4,566	5.82
2014 to 2015	2,801	6.93	6,638	5.61	108	6.39	6,002	5.81
2016 to 2020	3,265	5.79	5,385	5.65	71	7.04	1,307	5.97
2021 to 2025	3,517	6.24	9,541	5.35	146	5.25	530	5.35
2026 and beyond	14,075	6.14	27,086	5.58	3,714	5.75	889	7.12

Total	$37,227	6.51%	$69,147	5.63%	$4,378	5.87%	$30,987	5.49%

	Home Equity/Home Improvement		Automobile		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2011	$3,913	6.98%	$415	8.05%	$4,032	6.05%	$36,320	5.96%
2012	2,557	7.40	836	8.02	776	7.91	16,385	6.41
2013	3,085	6.80	1,665	7.64	948	7.67	22,186	6.39
2014 to 2015	3,903	6.91	3,163	7.37	1,137	7.61	23,752	6.36
2016 to 2020	4,612	6.69	134	6.75	962	7.43	15,736	6.12
2021 to 20245	916	6.96	—	—	1,569	8.23	16,219	5.91
2026 and beyond	540	6.98	—	—	2,553	8.90	48,857	5.96

Total	$19,526	6.92%	$6,213	7.56%	$11,977	7.45%	$179,455	6.12%

The following table sets forth at December 31, 2010, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2011.  At December 31, 2010, fixed-rate loans include $11.9 million in fixed-rate balloon payment loans with original maturities of five years or less.  The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2011, was $74.2 million and $68.9 million, respectively.

	Due after December 31, 2011
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$22,124	$9,982	$32,106
Commercial and agricultural	16,810	43,380	60,190
Multi-family residential	254	3,931	4,185
Commercial and agricultural business loans	11,967	5,331	17,298
Consumer loans
Home equity/home improvement	9,899	5,714	15,613
Automobile	5,798	—	5,798
Other	7,353	592	7,945
Total loans	$74,205	$68,930	$143,135

Loan Origination, Solicitation and Processing.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, builders, attorneys and walk-in customers.  Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by us.  A loan application file is first reviewed by a loan officer in our loan department who checks applications for accuracy and completeness, and verifies the information provided.  The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval.  The board of directors has established individual lending authorities for each loan officer by loan type.  Loans over an individual officer’s lending limits must be approved by the officers’ loan committee consisting of the chairman of the board, president, chief lending officer and all lending officers, which meets three times a week, and has lending authority up to $500,000 depending on the type of loan.  Loans with a principal balance over this limit, up to $1.0 million, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, chief lending officer and at least two outside directors, plus all lending officers as non-voting members.  The board of directors approves all loans with a principal balance over $1.0 million.  The board of directors ratifies all loans we originate.  Once the loan is approved, the applicant is informed and a closing date is scheduled.  We typically fund loan commitments within 30 days.

If the loan is approved, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan; flood insurance is required in certain instances.  Title insurance or an attorney’s opinion based on a title search of the property is generally required on loans secured by real property.

Origination, Purchase and Sale of Loans.  Set forth below is a table showing our loan originations, purchases, sales and repayments for the years indicated.  It is our policy to originate for sale into the secondary market fixed-rate mortgage loans with maturities of 15 years or more and to originate for retention in our portfolio adjustable-rate mortgage loans and loans with balloon payments.  Purchased loans consist of participations in commercial real estate and commercial business loans originated by other financial institutions.  We usually obtain commitments prior to selling fixed-rate mortgage loans.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands)

Total loans receivable at beginning of year	$176,042	$184,991	$177,662	$156,731	$144,293
Originations:
Real estate loans:
One- to four-family residential	54,052	72,109	38,717	30,104	25,708
Commercial and agricultural	25,140	9,163	23,038	8,897	10,808
Multi-family residential	360	—	—	—	1,862
Commercial and agricultural business loans	26,621	27,295	31,027	29,404	31,510
Consumer loans:
Home equity/home improvement	5,073	11,698	20,133	19,309	17,874
Automobile	4,303	4,017	4,188	3,777	4,336
Other	12,052	7,206	5,072	6,360	4,916
Total originations	127,601	131,488	122,175	97,851	97,014
Participation loans purchased	4,328	2,113	11,569	6,231	3,736
Transfer of mortgage loans to foreclosed real estate owned	670	308	667	819	329
Repayments	80,471	75,542	95,671	72,176	71,422
Loan sales to secondary market	47,375	66,700	30,077	10,156	16,561
Total loans receivable at end of year	$179,455	$176,042	$184,991	$177,662	$156,731

Loan Origination and Other Fees.  In addition to interest earned on loans, we may charge loan origination fees.  Our ability to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in our market area.  To the extent that loans are originated or acquired for our portfolio, accounting standards require that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  Fees deferred are recognized into income immediately upon the sale of the related loan.  At December 31, 2010, we had $166,000 of deferred loan fees.  Loan origination fees are a volatile source of income.  Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, we also receive other fees that consist primarily of extension fees and late charges.  We recognized fees of $93,000, $110,000 and $54,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Loan Concentrations. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the Jacksonville Savings Bank’s total capital, as defined by regulation.  At December 31, 2010, our loans-to-one borrower limit was $7.6 million.  At December 31, 2010 we had no lending relationships in excess of our loans-to-one borrower limitation.  At December 31, 2010, we had 22 loans in excess of $1.0 million totaling in the aggregate $44.6 million or 24.8% of our total loan portfolio.

Delinquencies and Classified Assets

Our collection procedures provide that when a mortgage loan is either ten days (in the case of adjustable-rate mortgage and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment and assessing a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. We also send a 30 day notice pursuant to Illinois law if a borrower’s primary residence is the collateral at issue.  When a loan continues in a delinquent status for 60 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.  Consumer loans receive a ten-day grace period before a late charge is assessed.  Collection efforts begin after the grace period expires.  At December 31, 2010, 2009, and 2008 the percentage of non-performing loans to total loans receivable were 1.75%, 1.11% and 0.64%, respectively. At December 31, 2010, 2009, and 2008, the percentage of non-performing assets to total assets was 1.19%, 0.81% and 0.68%, respectively.

Non-performing Assets and Delinquent Loans.  Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful.  The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well secured and in the process of collection. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of the loan.

Management monitors all past due loans and non-performing assets.  Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off.  At December 31, 2010, we had no loans 90 days or more delinquent that were still accruing interest. Non-performing assets increased by $1.3 million to $3.6 million at December 31, 2010 as compared to $2.3 million at December 31, 2009.  The increase in the level of non-performing assets primarily reflected the nonperforming status of two impaired commercial borrowers totaling $1.0 million as of December 31, 2010.

The first borrower has a loan secured by a real estate development project.  The loan had an outstanding principal balance of $1.5 million at December 31, 2009.  Construction of the property had been delayed due to the declining real estate market during 2009.  During 2010, the loan matured and became delinquent.  We recognized a charge-off of $719,000 during 2010.  We also received principal reductions of approximately $282,000 from the borrower and their new guarantor, which reduced the outstanding principal balance to $514,000 at December 31, 2010.  The borrower is current on all payments but the loan remained in  nonaccrual status as of December 31, 2010.  We have provided an additional $143,000 to the allowance for loan losses, after the charge-off noted above, for any further potential loss on this loan.

The second borrower has a loan with an outstanding principal balance of $498,000 at December 31, 2010.  The loan is secured by a newly constructed hotel.  Occupancy has been below projections and the loan is currently over 90 days delinquent.  The borrower did not made any principal reductions nor have we recognized any charge-offs on this loan during 2010.  The hotel is being operated by an independent third party.  Subsequent to year-end, we transferred the loan to other real estate at its net realizable value.

Management believes the increase in non-performing assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief lending officer and collections and loan review departments which monitor the loan portfolio and actively seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.  When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses.  Any further write-down of real estate owned is charged against earnings.  At December 31, 2010, we owned $460,000 of property classified as real estate owned.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At December 31, 2010, 2009, 2008, 2007 and 2006, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $1.2 million, $1.3 million, $435,000, $323,000 and $273,000, respectively.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,019	$484	$445	$310	$435
Commercial and agricultural	1,249	98	34	218	100
Multi-family residential	110	132	152	—	—
Commercial and agricultural business loans	85	416	48	82	704
Consumer loans:
Home equity/home improvement	566	407	318	89	100
Automobile	8	8	3	12	1
Other	98	52	5	12	8

Total non-accrual loans	3,135	1,597	1,005	723	1,348

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	349	163	203	—
Commercial and agricultural	—	—	—	156	—
Multi-family residential	—	—	—	—	—
Commercial and agricultural business loans	—	—	—	—	—
Consumer loans:
Home equity/home improvement	—	—	—	—	—
Automobile	—	3	18	—	—
Other	—	5	5	9	4

Total loans delinquent 90 days or greater and still accruing	—	357	186	368	4

Total non-performing loans	3,135	1,954	1,191	1,091	1,352

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	207	324	565	115	37
Commercial and agricultural	253	59	204	249	115
Multi-family residential	—	—	—	—	—
Commercial and agricultural business loans	—	—	—	—	—
Consumer loans:
Home equity/home improvement	—	—	—	—	—
Automobile	—	—	9	23	—
Other	—	—	—	—	—

Total other real estate owned and foreclosed assets	460	383	778	387	152

Total non-performing assets	$3,595	$2,337	$1,969	$1,478	$1,504

Ratios:
Non-performing loans to total loans	1.75%	1.11%	0.64%	0.61%	0.86%
Non-performing assets to total assets	1.19%	0.81%	0.68%	0.51%	0.56%

For the year ended December 31, 2010, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original terms was $196,000.  Interest income recognized on such loans for the year ended December 31, 2010 was $0.

At December 31, 2010, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

At December 31, 2010
Real estate loans:
One- to four-family residential	4	$162	15	$847	19	$1,009
Commercial and agricultural	2	146	2	521	4	667
Multi-family residential	—	—	—	—	—	—
Commercial and agricultural business loans	—	—	—	—	—	—
Consumer loans:
Home equity/home improvement	2	10	9	275	11	285
Automobile	1	2	2	4	3	6
Other	5	75	2	5	7	80

Total loans	14	$395	30	$1,652	44	$2,047

At December 31, 2009
Real estate loans:
One- to four-family residential	6	$214	12	$744	18	$958
Commercial and agricultural	2	543	1	20	3	563
Multi-family residential	—	—	1	132	1	132
Commercial and agricultural business loans	1	14	2	84	3	98
Consumer loans:
Home equity/home improvement	3	42	10	194	13	236
Automobile	2	7	1	3	3	10
Other	4	1	8	32	12	33

Total loans	18	$821	35	$1,209	53	$2,030

At December 31, 2008
Real estate loans:
One- to four-family residential	4	$436	15	$695	19	$1,131
Commercial and agricultural	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and agricultural business loans	—	—	—	—	—	—
Consumer loans:
Home equity/home improvement	7	102	9	188	16	290
Automobile	5	22	5	18	10	40
Other	9	32	7	6	16	38

Total loans	25	$592	36	$907	61	$1,499

At December 31, 2007
Real estate loans:
One- to four-family residential	1	$79	12	$610	13	$689
Commercial and agricultural	—	—	1	102	1	102
Multi-family residential	—	—	—	—	—	—
Commercial and agricultural business loans	—	—	2	115	2	115
Consumer loans:
Home equity/home improvement	5	76	4	78	9	154
Automobile	4	21	3	15	7	36
Other	3	23	4	6	7	29

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Total loans	13	$199	26	$926	39	$1,125

At December 31, 2006
Real estate loans:
One- to four-family residential	9	$323	6	$270	15	$593
Commercial and agricultural	—	—	2	145	2	145
Multi-family residential	—	—	—	—	—	—
Commercial and agricultural business loans	—	—	1	659	1	659
Consumer loans:
Home equity/home improvement	7	146	5	191	12	337
Automobile	2	1	1	1	3	2
Other	2	7	2	7	4	14

Total loans	20	$477	17	$1,273	37	$1,750

Classified Assets.  Federal and state regulations require that each insured savings institution classify its assets on a regular basis.  In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three categories for classified assets:  “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America.  Assets classified “loss” must be either completely written off or supported by a 100% specific reserve.  We also maintain a category designated “special mention” which is established and maintained for assets not considered classified but having potential weaknesses or risk characteristics that could result in future problems.  An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification.  As part of the periodic exams of Jacksonville Savings Bank by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation, the staff of such agencies reviews our classifications and determine whether such classifications are adequate.  Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management.  At December 31, 2010, our classified assets totaled $7.0 million, all of which were classified as substandard.

The total amount of classified and special mention assets decreased $436,000, or 3.8%, to $10.9 million at December 31, 2010 from $11.4 million at December 31, 2009.  The decrease in classified and special mention assets during 2010 was primarily due to a decrease of $2.5 million in special mention loans, partially offset by an increase of $2.1 million in substandard  loans.  The decrease in special mention loans was primarily due to $4.1 million in loans that were downgraded to a substandard rating and $612,000 in principal reductions on these loans, partially offset by $2.4 million in additional loans rated as special mention during 2010.  The $2.1 million increase in substandard loans was primarily related to the downgrade of $4.1 million of loans from the special mention rating and $913,000 of additional loans rated as substandard during 2010, partially offset by charge-offs of $1.1 million and principal reductions of $821,000.

The following table shows the principal amount of  special mention and classified loans at December 31, 2010 and December 31, 2009.

	12/31/10	12/31/09
	(In Thousands)
Special Mention loans	$3,943	$6,489
Substandard loans	6,975	4,865
Total Special Mention and Substandard loans	$10,918	$11,354

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to cover probable credit losses inherent in the loan portfolio at the balance sheet date.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The general component covers non-classified loans and is based on historical charge-off experience and expected loss given our internal risk rating process.  The loan portfolio is stratified into homogeneous groups of loans that possess similar loss characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.  The other qualitative factors considered by management include, but are not limited to, the following:

●	changes in lending policies and procedures, including underwriting standards and collection practices;

●	changes in national and local economic and business conditions and developments, including the condition of various market segments;

●	changes in the nature and volume of the loan portfolio;

●	changes in the experience, ability and depth of management and the lending staff;

●	changes in the trend of the volume and severity of the past due, nonaccrual, and classified loans;

●	changes in the quality of our loan review system and the degree of oversight by the board of directors;

●	the existence of any concentrations of credit, and changes in the level of such concentrations; and

●	the effect of external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in our current portfolio.

Commercial and agricultural real estate loans generally have higher credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, payment experience on loans secured by income-producing properties typically depend on the successful operation of the related real estate project and this may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial and agricultural business loans involve a greater risk of default than one- to four-residential mortgage loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral if any.  The repayment of agricultural loans can be greatly affected by weather conditions and commodity prices.

The allowance for loan losses increased $674,000, or 29.4%, to $3.0 million at December 31, 2010 from $2.3 million at December 31, 2009. The increase in the allowance was the result of the provision for loan losses exceeding net charge-offs.  Net charge-offs decreased $1.2 million to $1.0 million during 2010 from $2.2 million during 2009.  The volume of charge-offs during 2010 was adversely affected by a $719,000 charge-off on one commercial borrower.  While the level of charge-offs decreased during 2010 compared to 2009, the historically higher level of charge-offs for both years have resulted in an increase in our average loss factors.  The higher level of charge-offs was concentrated in our commercial real estate and commercial loan portfolios, and have contributed to the higher balance in the allowance for loan losses.

The increase in the allowance for loan losses was also due to an increase in non-performing assets.  Non-performing assets increased $1.3 million to $3.6 million at December 31, 2010, compared to $2.3 million at December 31, 2009.  The increase in non-performing assets was due to an increase of $1.1 million in non-performing loans and an increase of $77,000 in foreclosed assets held at December 31, 2010 as compared to at December 31, 2009.  The allowance for loan losses to non-performing loans decreased to 94.56% at December 31, 2010 as compared to 117.20% at December 31, 2009. This decrease was primarily due to lower specific provisions associated with the non-performing loans at December 31, 2010 due to the nature of the collateral coverage.

Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that we will not be required to make additions to the allowance for loan losses in the future.  Future additions to our allowance for loan losses and changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation.  Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

Analysis of the Allowance for Loan Losses.  The following table summarizes changes in the allowance for loan losses by loan categories for each year indicated and additions to the allowance for loan losses, which have been charged to operations.  There were no charge-offs in multi-family residential real estate during the years presented.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Balance at beginning of year	$2,290	$1,934	$1,766	$1,864	$1,846

Charge-offs:
One- to four-family residential	99	147	149	165	55
Commercial and agricultural real estate	787	112	—	38	30
Commercial and agricultural business	144	1,883	—	35	16
Home equity/home improvement	88	58	46	18	101
Automobile	4	20	8	—	2
Other consumer	7	23	3	45	14
Total charge-offs	1,129	2,243	206	301	218

Recoveries:
One- to four-family residential	21	1	14	5	78
Commercial and agricultural real estate	25	4	15	6	8
Commercial and agricultural business	6	—	16	—	—
Home equity/home improvement	13	4	4	3	34
Automobile	7	7	5	13	17
Other consumer	6	8	10	21	39
Total recoveries	78	24	64	48	176

Net loans charge-offs	1,051	2,219	142	253	42
Additions charged to operations	1,725	2,575	310	155	60

Balance at end of year	$2,964	$2,290	$1,934	$1,766	$1,864

Total loans outstanding	$179,455	$176,042	$184,991	$177,662	$156,731
Average net loans outstanding	$177,840	$182,813	$177,963	$165,715	$149,238

Allowance for loan losses as a percentage of total loans at end of year	1.65%	1.29%	1.05%	0.99%	1.19%
Net loans charged off as a percent of average net loans outstanding	0.59%	1.21%	0.08%	0.15%	0.03%
Allowance for loan losses to non-performing loans	94.56%	117.20%	162.47%	161.90%	137.90%
Allowance for loan losses to total non-performing assets at end of year	82.46%	97.99%	98.22%	119.49%	123.94%

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated. The table reflects the allowance for loan losses as a percentage of total loans receivable.  Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$561	20.7%	$392	21.9%	$510	25.3%
Commercial and agricultural real estate	1,232	38.5	739	32.2	537	30.6
Multi-family residential	55	2.4	73	2.5	12	2.4
Commercial and agricultural business	531	17.3	653	19.5	304	19.1
Home equity/home improvement	300	10.9	249	16.0	301	16.2
Automobile	36	3.5	26	3.5	33	3.2
Other consumer	128	6.7	62	4.4	52	3.2
Unallocated	121	—	96	—	185	—
Total	$2,964	100%	$2,290	100%	$1,934	100%

	At December 31,
	2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$595	28.4%	$512	25.9%
Commercial and agricultural real estate	346	24.8	244	25.3
Multi-family residential	28	2.7	37	3.7
Commercial and agricultural business	146	20.6	275	21.0
Home equity/home improvement	465	16.9	561	17.3
Automobile	74	3.0	96	3.4
Other consumer	112	3.6	139	3.4
Total	1,766	100%	$1,864	100%

Investment Activities

General. The asset/liability management committee, consisting of our Chairman of the Board, President, Senior Vice President, Vice President of Operations, Chief Financial Officer, and two outside directors from the board, has primary responsibility for establishing our investment policy and overseeing its implementation, subject to oversight by our entire board of directors.  Authority to make investments under approved guidelines is delegated to the Senior Vice President. The committee meets at least quarterly.  All investment transactions are reported to the board of directors for ratification quarterly.

The investment policy is reviewed at least annually by the full board of directors.  This policy dictates that investment decisions be made based on providing liquidity, meeting pledging requirements, generating a reasonable rate of return, minimizing our tax liability through the purchase of municipal securities, minimizing exposure to credit risk and ensuring consistency with our interest rate risk management strategy.

Our current investment policy permits us to invest in U.S. treasuries, federal agency securities, mortgage-backed securities, investment grade corporate bonds, municipal bonds, short-term instruments, and other securities.  Investments in municipal bonds will be correlated with Jacksonville Savings Bank’s current level of taxable income, the need for tax-exempt income, and investment in the community.  The investment policy also permits investments in certificates of deposit, securities purchased under an agreement to resell, bankers acceptances, commercial paper and federal funds.

Our current investment policy generally does not permit investment in stripped mortgage-backed securities, short sales, derivatives, or in other high-risk securities. Federal and Illinois state law generally limit our investment activities to those permissible for a national bank.

The accounting rules require that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We only maintain a securities available-for-sale portfolio.

The portfolio consists primarily of mortgage-backed securities, municipal bonds and U.S. government and agency securities all of which are classified as available for sale. Mortgage-backed securities totaled $42.0 million at December 31, 2010.  General obligation municipal bonds, most of which have been issued within the States of Illinois and Missouri totaled $40.3 million at December 31, 2010. Our portfolio of U.S. Government and agency securities totaled $12.5 million at December 31, 2010.  We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities.  During the year ended December 31, 2010, we had no investment securities that were deemed to be other than temporarily impaired.

Under Federal regulations, we are required to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments.  Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in our loan originations and other activities.

Mortgage-Backed Securities.  We invest in mortgage-backed securities insured or guaranteed by the United States Government or government sponsored enterprises.  These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $42.0 million, $40.4 million and $27.4 million at December 31, 2010, 2009, and 2008, respectively.  The fair value of our mortgage-backed securities portfolio was $42.0 million, $41.0 million and $27.8 million at December 31, 2010, 2009, and 2008, respectively, and the weighted average rate as of December 31, 2010, 2009, and 2008 was 3.46%, 4.21% and 4.95%, respectively. At December 31, 2010, $30.4 million of the mortgage-backed securities in the investment portfolio had fixed rates of interest and $11.6 million had variable rates of interest.

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Jacksonville Savings Bank.  Some securities pools are guaranteed as to payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations.  Finally, mortgage-backed securities are assigned lower risk-weightings for purposes of calculating our risk-based capital level.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities.  We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Municipal Bonds. At December 31, 2010, we held municipal bonds with a fair value of $40.3 million. All of our municipal bonds are general obligation bonds with full taxing authority and ratings (when available) of A or above. Nearly all of our municipal bonds are issued in Illinois or Missouri.

U.S. Government and Agency Securities.  At December 31, 2010, we held U.S. Government and agency securities with a fair value of $12.5 million. These securities have an average expected life of 1.4 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include Federal Home Loan Bank of Chicago stock of $1.1 million. All of such securities were classified as available for sale.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Mortgage-backed securities:
Fannie Mae	$14,908	$14,694	$10,646	$10,855	$14,422	$14,654
Freddie Mac	7,380	7,396	6,938	7,096	6,085	6,192
Ginnie Mae	19,691	19,905	22,844	23,034	6,877	6,949
Total mortgage-backed securities	41,979	41,995	40,428	40,985	27,384	27,795
U.S. government and agencies	12,531	12,549	9,037	9,080	19,472	19,834
Municipal bonds	40,585	40,323	27,661	28,116	30,067	29,805

Total	$95,095	$94,867	$77,126	$78,181	$76,923	$77,434

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of such securities were classified as available for sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)

Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$14,908	3.64%	$14,908	$14,694	3.64%
FreddieMac	—	—	—	—	—	—	7,380	3.63	7,380	7,396	3.63
Ginnie Mae	—	—	—	—	—	—	19,691	3.26	19,691	19,905	3.26
Total mortgage-backed securities	—	—	—	—	—	—	41,979	3.46	41,979	41,995	3.46
U.S. government and agencies	—	—	8,475	2.42	2,511	2.81	1,545	2.99	12,531	12,549	2.57
Municipal bonds(1)	92	2.24	5,133	2.88	19,670	3.56	15,690	4.15	40,585	40,323	3.70

Total	$92	2.24%	$13,608	2.60%	$22,181	3.48%	$59,214	3.63%	$95,095	$94,867	3.45%

(1)
We used an assumed 34% tax rate in computing tax equivalent adjustments. The tax equivalent yield of municipal bonds was 3.40% for maturities of one year or less, 4.27% for maturities of more than one year through five years, 5.32% for maturities for more than five years through ten years, 6.10% for maturities of more than 10 years and 5.49% for the total municipal bonds securities portfolio at December 31, 2010. The tax equivalent adjustments to interest income of municipal bonds was $1,000 for maturities of one year or less, $71,000 for maturities of more than one year through five years, $346,000 for maturities for more than five years through ten years, $306,000 for maturities of more than 10 years and $724,000 for the total municipal bonds securities portfolio for the year ended December 31, 2010.

Sources of Funds

General.  Deposits and borrowings are our major sources of funds for lending and other investment purposes.  In addition, we derive funds from the repayment and prepayment of loans and mortgage-backed securities, operations, sales of loans into the secondary market, and the sale, call, or maturity of investment securities.  Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  Other sources of funds include advances from the Federal Home Loan Bank.  For further information see “—Borrowings.”  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

Deposits.  We attract consumer and commercial deposits principally from within our market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market accounts, term certificate accounts and individual retirement accounts.  We will accept deposits of $100,000 or more and may offer negotiated interest rates on such deposits. At December 31, 2010, we had deposits of $100,000 or more from public entities that totaled $24.8 million.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate.  We do not obtain funds through brokers, nor do we solicit funds outside our market area.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Deposit type:
Non-interest bearing checking	$21,769	8.5%	—%	$19,791	7.8%	—%	$18,479	7.5%	—%
Interest-bearing checking	31,164	12.2	0.32%	29,009	11.4	0.32%	28,572	11.6	0.70%
Savings accounts	26,686	10.4	0.66%	24,849	9.8	0.88%	22,677	9.2	0.99%
Money market deposits	5,431	2.1	0.79%	4,616	1.8	0.86%	4,700	1.9	1.06%
Money market savings	27,058	10.5	0.95%	26,750	10.5	1.41%	24,442	9.9	2.39%
Certificates of deposit	144,362	56.3	2.33%	149,124	58.7	3.08%	147,891	59.9	4.13%

Total deposits	$256,470	100.00%	1.54%	$254,139	100.00%	2.09%	$246,761	100.00%	2.90%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009	2008
	(In Thousands)

Interest Rate:
Less than 2.00%	$99,136	$51,683	$1,006
2.00% to 2.99%	21,161	40,734	36,001
3.00% to 3.99%	19,486	37,674	67,714
4.00% to 4.99%	2,858	6,677	17,269
5.00% to 5.99%	2,638	8,852	18,420
6.00% to 6.99%	—	—	86

Total	$145,279	$145,620	$140,496

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our certificates of deposit at December 31, 2010.

	At December 31, 2010
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
			(Dollars in Thousands)

Interest Rate Range:
Less than 2.00%	$76,790	$21,198	$1,016	$132	$99,136	68.2%
2.00% to 2.99%	9,075	2,648	1,741	7,697	21,161	14.6
3.00% to 3.99%	5,412	1,817	981	11,276	19,486	13.4
4.00% to 4.99%	1,586	965	307	—	2,858	2.0
5.00% to 5.99%	1,646	547	445	—	2,638	1.8

Total	$94,509	$27,175	$4,490	$19,105	$145,279	100.00%

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $59.9 million, of which $16.0 million were deposits from public entities.  The following table set forth the maturity of those certificates as of December 31, 2010.

At December 31, 2010
(In Thousands)

Three months or less	$11,944
Over three months through six months	11,408
Over six months through one year	15,953
Over one year to three years	8,798
Over three years	11,811

Total	$59,914

Borrowings. Deposits are our primary source of funds for lending and investment activities.  If the need arises, we may rely upon advances from the Federal Home Loan Bank to supplement our supply of available funds and to fund deposit withdrawals.  We typically secure advances from the Federal Home Loan Bank with one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities.  The Federal Home Loan Bank functions as a central reserve bank providing credit for us and other member savings associations and financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At December 31, 2010, we had no Federal Home Loan Bank advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts.  We may be required to provide additional collateral based on the fair value of the underlying securities.

Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and funds borrowed under repurchase agreements.  At December 31, 2010, we had access to Federal Home Loan Bank advances of up to $22.3 million.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of period	$—	$—	$13,500
Average balance during period	$—	$5,349	$12,029
Maximum outstanding at any month end	$—	$10,000	$21,000
Weighted average interest rate at end of period	—%	—%	2.59%
Average interest rate during period	—%	1.94%	3.91%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of period	$4,018	$3,789	$7,633
Average balance during period	$2,847	$5,168	$6,031
Maximum outstanding at any month end	$4,018	$6,920	$7,633
Weighted average interest rate at end of period	0.46%	0.19%	0.03%
Average interest rate during period	0.39%	0.24%	1.29%

Trust Services

We operate a full-service trust department. We primarily manage farms and personal estates.  As of December 31, 2010, our trust department managed or administered 100 trust accounts and had $53.3 million in trust assets under management.  Trust fees collected in 2010 and 2009 totaled $206,000 and $166,000, respectively.  The increase in fees was due to a growth in assets under management and additional trust work performed during 2010.

Subsidiary Activities

Jacksonville Savings Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation.  Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts.  In addition, Financial Resources is engaged in the business of originating commercial business loans and commercial real estate loans.  For the years ended December 31, 2010 and 2009, Financial Resources had gross revenues of $1.2 million and $1.0 million, respectively.

Regulation and Supervision

General

Jacksonville Bancorp, Inc. is a nondiversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, it is registered with the Office of Thrift Supervision and is subject to regulation by the Office of Thrift Supervision.  Under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies will be transferred to the Federal Reserve Board.

  Jacksonville Savings Bank is an Illinois-chartered savings bank subject to extensive regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation.  Jacksonville Savings Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation.  Jacksonville Savings Bank must file reports with the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions.  There are periodic examinations of the Bank by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation to review Jacksonville Savings Bank’s compliance with various regulatory requirements.  Jacksonville Savings Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve.  This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulation, whether by the Illinois Department of Financial and Professional Regulation, the Federal Deposit Insurance Corporation, or Congress could have a material impact on the operations of Jacksonville Savings Bank.

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Jacksonville Bancorp, Inc., in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Jacksonville Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.  Many of the provisions of Dodd-Frank involve delayed effective dates and/or require implementing regulations.  Accordingly, it will be some time before management can assess the full impact on operations.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for Jacksonville Savings Bank and Jacksonville Bancorp, Inc.

Illinois Savings Bank Regulation

As an Illinois-chartered savings bank, Jacksonville Savings Bank is subject to regulation and supervision by the Illinois Department of Financial and Professional Regulation.  The Illinois Department of Financial and Professional Regulation’s regulation of Jacksonville Savings Bank covers, among other things, Jacksonville Savings Bank’s internal organization (i.e., charter, bylaws, capital requirements, transactions with directors and officers, and composition of the board of directors), as well as supervision of permissible activities and mergers and acquisitions.  Jacksonville Savings Bank is required to file periodic reports with, and is subject to periodic examinations at least once within every 18-month period by the Illinois Department of Financial and Professional Regulation.  The lending and investment authority of Jacksonville Savings Bank is prescribed by Illinois law and regulations, as well as applicable Federal laws and regulations, and Jacksonville Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

Under Illinois law, savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Department of Financial and Professional Regulation is authorized to require a savings bank to maintain a higher minimum capital level if the Illinois Department of Financial and Professional Regulation determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Illinois Department of Financial and Professional Regulation may direct the savings bank to adhere to a specific written plan established by the Illinois Department of Financial and Professional Regulation to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.

Under Illinois law, a savings bank may make both secured and unsecured loans.  However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Illinois Department of Financial and Professional Regulation.  With the prior written consent of the Illinois Department of Financial and Professional Regulation, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital.  The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital.  At December 31, 2010, Jacksonville Savings Bank did not have any loans-to-one borrower which exceeded these limitations.

Illinois-chartered savings banks generally have all lending, investment and other powers which are possessed by federal savings banks based in Illinois.  Recent federal and state legislative developments have reduced distinctions between commercial banks and savings institutions in Illinois with respect to lending and investment authority.  As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, Illinois legislation and regulations (“parity legislation”) have given Illinois-chartered savings institutions, such as the Bank, the powers of federally chartered savings institutions.

The board of directors of a savings bank may declare dividends on its capital stock based upon the savings bank’s annualized net profits except (1) dividends may not be declared if the bank fails to meet its capital requirements, (2) dividends are limited to 100% of net income in that year and (3) if total capital is less than 6% of total assets, dividends are limited to 50% of net income without prior approval of the Illinois Department of Financial and Professional Regulation.

An Illinois-chartered savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, an agent or an attorney of the savings bank, either individually or as an agent or partner of another, except under the rules of the Illinois Department of Financial and Professional Regulation and regulations of the Federal Deposit Insurance Corporation.  This restriction does not apply, however, to loans made (i) on the security of single-family residential property used by the borrower as his or her residence, and (ii) to a non-profit, religious, charitable or fraternal organization or a corporation in which the savings bank has been authorized to invest by the Illinois Department of Financial and Professional Regulation.  Furthermore, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an officer, director, employee or the holder of more than 10% of the savings bank’s stock or certain affiliated persons as set forth in Illinois law, unless the prior written approval of the Illinois Department of Financial and Professional Regulation is obtained.

Illinois law provides that any depository institution may merge into a savings bank operating under the Illinois Savings Bank Act.  The board of directors of each merging institution must approve a plan of merger by resolution adopted by majority vote of all members of the respective boards.  After such approval, the plan of merger must be submitted to the Illinois Department of Financial and Professional Regulation for approval.  The Illinois Department of Financial and Professional Regulation may make an examination of the affairs of each merging institution (and their affiliates).  The Illinois Department of Financial and Professional Regulation shall not approve a merger agreement unless he finds that, among other things, (i) the resulting institution meets all requirements of the Illinois Savings Bank Act; (ii) the merger agreement is fair to all persons affected; and (iii) the resulting institution will be operated in a safe and sound manner.  If approved by the Illinois Department of Financial and Professional Regulation, the plan of merger must be submitted to stockholders of the depository institution for approval, and may be required to be submitted to members if a mutual savings bank is one of the constituent entities.  A two-thirds affirmative vote is required for approval of the plan of merger.

Branching and Interstate Banking. The establishment of branches by Jacksonville Savings Bank is subject to approval of the Illinois Department of Financial and Professional Regulation and Federal Deposit Insurance Corporation and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to “opt out” of this authority, and (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Qualified Thrift Lender Test.  In order for Jacksonville Bancorp, Inc. to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Board of Governors of the Federal Reserve System), Jacksonville Savings Bank must qualify as a “qualified thrift lender” under Office of Thrift Supervision regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, an institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) goodwill and other intangible assets; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period.  Jacksonville Savings Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.  The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law.

Transactions with Related Parties.  A savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated by the Board of Governors of the Federal Reserve System.  An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Jacksonville Savings Bank.  Jacksonville Bancorp, Inc. is an affiliate of Jacksonville Savings Bank.  In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In addition, applicable regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  Applicable regulators require savings banks to maintain detailed records of all transactions with affiliates.

Jacksonville Savings Bank’s authority to extend credit to its directors, executive officers and 10% or greater stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Board of Governors of the Federal Reserve System.  Among other things, these provisions require that extensions of credit to insiders:

(i)
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Jacksonville Savings Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved in advance by Jacksonville Savings Bank’s board of directors.

Capital Maintenance.  Under Federal Deposit Insurance Corporation regulations, Jacksonville Savings Bank must maintain minimum levels of capital.  The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with the highest supervisory rating of the federal regulators for banks.  For all other banks, the minimum leverage capital requirement is between 4% and 5% of total assets.  Core capital is composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualifying supervisory intangible core deposits), identified losses, investments in certain subsidiaries, and unrealized gains (losses) on investment securities.

The Federal Deposit Insurance Corporation also requires that savings banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset.  The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement.  The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses.  Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.  At December 31, 2010, Jacksonville Savings Bank exceeded its applicable capital requirements.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $1.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

In February 2011, as required by the Dodd Frank Act, the Federal Deposit Insurance Corporation adopted a final rule revising the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period.  In addition, the final rule eliminates the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points.  The final rule is effective April 1, 2011.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  The Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  The Federal Deposit Insurance Corporation extended this component of the program to cover debt issued through October 31, 2009.  The Federal Deposit Insurance Corporation paid the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until December 31, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions are required to pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  We opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other component of the Temporary Liquidity Guarantee Program provided full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2010.  Through December 31, 2009, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed $250,000 was assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Beginning January 1, 2010, the fees are based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments.  Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) pay an annualized assessment rate of 15 basis points.  Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) pay an annualized assessment rate of 20 basis points.  Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) pay an annualized assessment rate of 25 basis points.  We opted to participate in this component of the Temporary Liquidity Guarantee Program. The Dodd-Frank Act extended the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012 with no opt out option.  The cost is included in the regular FDIC assessment.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008, which was enacted on October 3, 2008, provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock of qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  We opted not to participate in the CPP.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by Federal Deposit Insurance Corporation regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

Federal Home Loan Bank System.  Jacksonville Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Chicago, Jacksonville Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2010, Jacksonville Savings Bank was in compliance with this requirement.

Prompt Corrective Regulatory Action.  The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The Federal Deposit Insurance Corporation may order savings banks which have insufficient capital to take corrective actions. For example, a savings bank which is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At December 31, 2010, Jacksonville Savings Bank is “well capitalized” under the prompt corrective action rules.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2010, Jacksonville Savings Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Jacksonville Savings Bank are subject to state usury laws and federal laws concerning interest rates.  Jacksonville Savings Bank’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act;

●	Illinois High Risk Home Loan Act, which protects borrowers who enter into high risk home loans;

●	Illinois Predatory Lending Database Program, which helps provide counseling for homebuyers in connection with certain loans; and

●	rules and regulations of the various federal and state agencies charged with the responsibility of implementing such laws.

The operations of Jacksonville Savings Bank also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
The USA PATRIOT Act, which requires savings banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Holding Company Regulation

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a savings and loan holding company such as Jacksonville Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iii) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (iv) furnishing or performing management services for a savings association subsidiary of such company; (v) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vi) holding or managing properties used or occupied by a savings association subsidiary of such company; (vii) acting as trustee under deeds of trust; (vii) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (ix) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Jacksonville Bancorp, Inc. directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board.   There can be no assurance that the Federal Reserve Board will not impose additional regulations on savings and loan holding companies.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

TAXATION

Federal Taxation

General.  Jacksonville Bancorp, Inc. and Jacksonville Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Jacksonville Bancorp, Inc. or Jacksonville Savings Bank.

Method of Accounting.  For federal income tax purposes, Jacksonville Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Historically, Jacksonville Savings Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves.  Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that repealed the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts.  This change was effective for taxable years beginning after 1995 and required the recapture of “applicable excess reserves” of a savings institution, of which Jacksonville Savings Bank is, into taxable income over a six year period.  The applicable excess reserve is generally the excess of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988.

Currently, Jacksonville Savings Bank utilizes the experience method to account for bad debt deductions for income tax purposes as defined in Internal Revenue Code Section 585.  Under this method, the annual deduction is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net charge offs sustained during the current and preceding five taxable years bear to the sum of the loans outstanding at the close of those six years or the lower of (i) the balance in the reserve account at the close of the base year,  (the last taxable year beginning before 1988), or (ii) if the amount of outstanding loans at the close of the taxable year is less than the amount of outstanding loans at the close of the base year, the amount which bears the same ratio to outstanding loans at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of outstanding loans at the close of the base year.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Jacksonville Savings Bank failed to meet certain thrift asset and definitional tests.

At December 31, 2010, Jacksonville Savings Bank’s total federal pre-base year reserve was approximately $2.6 million.  However, under current law, base-year reserves remain subject to recapture if Jacksonville Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of AMT may be used as credits against regular tax liabilities in future years.  During 2009, Jacksonville Bancorp, Inc. and Jacksonville Savings Bank were subject to the AMT in the amount of $76,000.  As of December 31, 2010, the majority of this amount will be utilized against the current liability.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At December 31, 2010, Jacksonville Bancorp, Inc. had no federal tax loss carryforward.  The Company has an Illinois carryforward of approximately $2.4 million at December 31, 2010.   Recent Illinois legislation has suspended the use of these loss carryforwards for tax years 2011, 2012, and 2013.  Three years have been added to the expiration of said net loss years.

Corporate Dividends-Received Deduction.  Jacksonville Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Jacksonville Savings Bank as a wholly owned subsidiary.  The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation.  A 70% dividends-received deduction is available for dividends received from corporations owning less than 20% by the recipient corporation.

State Taxation

The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.30%.  Recent Illinois legislation has raised the corporate state income tax rates.  Beginning in 2011, this rate has been increased to 9.50%.  A reduction of this rate will occur on January 1, 2015 to 7.75% and again on January 1, 2025 to 7.30%.

Illinois taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable and no deduction is allowed for state income taxes.  However, a deduction is allowed for certain U.S. Government and agency obligations.  Jacksonville Savings Bank’s state income tax returns have not been audited by Illinois tax authorities during the past five years. As a Maryland business corporation, Jacksonville Bancorp, Inc. is required to file annual returns and pay annual fees to the State of Maryland.

Personnel

As of December 31, 2010, Jacksonville Savings Bank and its subsidiary had a total of 95 full-time and 20 part-time employees.  None of Jacksonville Savings Bank’s employees is represented by a collective bargaining group.  Management believes that it has good working relations with its employees.

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K is available on our website at www.Jacksonvillesavings.com.  Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.                Risk Factors

In addition to risk disclosed elsewhere in this Annual Report, the following are risks associated with our business and operations.

Non-residential loans increase our exposure to credit risks.

Over the last several years, we have increased our non-residential lending in order to improve the average yield of our interest-earning assets and reduce the average maturity of our loan portfolio.  At December 31, 2010, our portfolio of commercial and agricultural real estate loans totaled $69.1 million, or 39.2% of our total loans, compared to $39.6 million, or 25.6% of our total loans at December 31, 2006. The largest category of these loans is secured by farmland. Our portfolio of commercial business and agricultural business loans totaled $31.0 million, or 17.6% of our total loans at December 31, 2010, compared to 32.8 million, or 21.2% of our total loans at December 31, 2006. These loans are typically secured by equipment or inventory. It is difficult to assess the future performance of our non-residential loan portfolio due to the recent origination or purchase of many of these loans.  These loans may have delinquency or charge-off rates above our historical experience, which could adversely affect our future performance.

These loans generally have more risk than one- to four-family residential mortgage loans.  Because the repayment of commercial and agricultural real estate loans and commercial and agricultural business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans can be affected by adverse conditions in the real estate market or the local economy. Loans secured by agricultural real estate and agricultural businesses which rely on the successful operation of a farm can be adversely affected by fluctuations in crop prices and changes in weather conditions. These developments may result in smaller harvests and less income for farmers which may adversely impact such borrower’s ability to repay a loan. Many of our borrowers also have more than one commercial and agricultural real estate loan or commercial and agricultural business loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial and agricultural real estate or commercial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of commercial and agricultural real estate and commercial loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Our loan portfolio has significant concentrations among a small number of borrowers and, as a result, we could be adversely affected by difficulties experienced by a small number of borrowers.

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if these borrowers are unable to repay their loans. At December 31, 2010, we had 22 borrowers with aggregate loan balances of $44.6 million, which represented 24.8% of our total loan portfolio at that date. These loans are primarily commercial and agricultural real estate loans and commercial and agricultural business loans, including purchased loan participations. Aggregate loan balances to these borrowers ranged from $1.0 million to $4.7 million for our largest borrower.  While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area.  Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate and commercial business loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by properties in diverse geographic areas such as in Nebraska, Iowa, Minnesota, Arizona and Indiana.  These participations are secured by various types of collateral such as hotels, senior living facilities, stores and condominium developments. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate.  At December 31, 2010, our loan participations totaled $12.7 million, or 7.1% of our loan portfolio.  At December 31, 2010, commercial real estate loan participations outside our market area totaled $8.6 million, or 12.4% of the commercial and agricultural real estate loan portfolio, and commercial business loan participations outside our market area totaled $1.4 million, or 4.5% of the commercial and agricultural business loan portfolio. At December 31, 2010, loan participations delinquent 60 days or more included one loan with a balance of $498,000. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which may have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance.  Additions to the allowance would decrease our net income. At December 31, 2010, our allowance for loan losses was $3.0 million, or 1.65% of total loans and 94.56% of non-performing loans, compared to $2.3 million, or 1.29% of total loans and 117.20% of non-performing loans, at December 31, 2009.

In determining the amount of the allowance for loan losses, management reviews delinquent loans for potential impairments in our carrying value.  Additionally, we apply a factor to the loan portfolio principally based on historical loss experience applied to the composition of the loan portfolio and integrated with management’s perception of risk in the economy.  Since we use assumptions regarding individual loans and the economy, the current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary.  Consequently, we may need to significantly increase the provision for losses on loans, particularly if one or more of our larger loans or credit relationships becomes delinquent or if we expand non-residential lending such as commercial and agricultural real estate loans. As we continue to increase our originations of such loans, increased provisions for loan losses may be necessary, which would decrease our earnings.

Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will suffer.

At December 31, 2010, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) totaled $3.6 million, which is an increase of $1.3 million from our non-performing assets at December 31, 2009.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs such as taxes, insurance and maintenance related to our other real estate owned. The resolution of non-performing assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of Jacksonville Savings Bank.  If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We could experience further impairment losses on the value of our mortgage servicing rights.

A significant aspect of our business is the origination of one- to four-family residential mortgage loans for sale on a servicing retained basis. The fees we receive for servicing such loans are referred to as mortgage servicing rights. At December 31, 2010, the unpaid principal balance of mortgage loans serviced for others was $149.6 million. Mortgage servicing rights fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments.  Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. If the fair value of our mortgage servicing rights is less than the carrying value of such rights, we may be required to recognize an impairment loss. Such impairment can occur due to changes in interest rates, loan performance or prepayment of the underlying mortgage.  At December 31, 2008, we recognized an impairment charge of $428,000 against the value of our mortgage servicing income. Subsequently, as long term interest rates began to rise, we were able to recognize a partial recovery of $123,000 during 2009.  Due to the changes in long-term rates during 2010, we recognized an additional impairment charge of $101,000 during 2010.

Changes in interest rates could adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive from higher interest rates.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2010, the fair value of our portfolio of investment securities and mortgage-backed securities totaled $94.9 million.  Gross unrealized losses on these securities totaled $1.2 million at December 31, 2010.

Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, thereby increasing the possibility of default.

If we are unable to borrow funds, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and procedures are established by the board, with operating limits set based upon the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding.  We regularly monitor our overall liquidity position to ensure various alternative strategies exist to cover unanticipated events that could affect liquidity.  We also establish policies and monitor guidelines to diversify our wholesale funding sources to avoid concentrations in any one market source.  Wholesale funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and debt.  Jacksonville Savings Bank is a member of the Federal Home Loan Bank of Chicago, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of available-for-sale securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include the sale of loans, the ability to acquire national market, non-core deposits, issuance of additional collateralized borrowings such as Federal Home Loan Bank advances and federal funds purchased, and the issuance of preferred or common securities.

If our stock price remains below book value, we will continue to evaluate our goodwill balances for impairment quarterly, and if the values of our businesses have declined, we could recognize an impairment charge for our goodwill.

We obtained an independent analysis of our goodwill as of December 31, 2010.  This analysis concluded that the fair value of capital exceeded the fair value of our assets and liabilities and, therefore, goodwill was not considered impaired as of that date.  It is possible that the assumptions and conclusions regarding the valuation of our business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material adverse effect on our financial condition and results of operations.

Our business may continue to be adversely affected by the continued weakness in the national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans, excluding purchased loan participations, are to businesses and individuals in Cass, Morgan, Macoupin and Montgomery Counties, Illinois and surrounding communities. All of our branches and most of our deposit customers are also located in these counties. The severe economic recession of 2008 and 2009, as well as the continuing weakness of the economic recovery in 2010 both nationally and in our market area could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, these counties have experienced declines in real estate values, increased foreclosures and higher unemployment rates.

A further deterioration in economic conditions in our market area could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

●	demand for our products and services may decline;

●	loan delinquencies, problem assets and foreclosures may increase;

●	collateral for our loans may continue to decline in value; and

●	the amount of our low-cost or non-interest bearing deposits may decrease.

Strong competition may limit growth and profitability.

Competition in the banking and financial services industry is intense.  We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, government sponsored entities, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.  Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide.  Our profitability depends upon our ability to successfully compete in our market areas.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Illinois Department of Financial and Professional Regulation, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums, could have a material impact on our operations.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Jacksonville Bancorp, Inc., in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply.   The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Jacksonville Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks with regard to the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit the ability of lenders to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Illinois Department of Financial and Professional Regulation, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Legislative proposals limiting our rights as a creditor may result in credit losses or increased expense in pursuing our remedies as a creditor.

If our investment in the Federal Home Loan Bank of Chicago becomes impaired, our earnings and stockholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of Chicago to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  The aggregate cost of our Federal Home Loan Bank common stock as of December 31, 2010 was $1.1 million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.  However, the Federal Home Loan Bank of Chicago is currently prohibited by its regulator from repurchasing or redeeming its outstanding stock until its financial condition improves.

Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Chicago, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Chicago common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the amount of the impairment charge.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.                Unresolved Staff Comments

Not applicable.

ITEM 2.                   Properties

We conduct our business through our main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois.  The following table sets forth certain information concerning the main office and each branch office at December 31, 2010.  At December 31, 2010, our premises and equipment had an aggregate net book value of approximately $5.7 million.  We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs.  All facilities are owned.

Location	Year Occupied	Net Book Value at December 31, 2010
		(In Thousands)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois	1994	$3,732

Branch Office (1)
211 West State Street
Jacksonville, Illinois	1961	587

Branch Office (1)
903 South Main
Jacksonville, Illinois	1989	165

Branch Office
501 North State Street
Litchfield, Illinois	1997	541

Branch Office
100 North Dye
Virden, Illinois	1986	167

Branch Office
510 Superior
Chapin, Illinois	2000	440

Branch Office (1)
202 State
Concord, Illinois	2000	27

(1)           Transaction facilities only.

ITEM 3.                   Legal Proceedings

At December 31, 2010, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.

ITEM 4.                   Removed and Reserved.

PART II

ITEM 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Stockholder Information” section of our annual report to stockholders for the fiscal year ended December 31, 2010 (the “2010 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference.  We did not purchase any shares of our common stock during the fourth quarter of 2010.

Set forth below is information as of December 31, 2010 regarding equity compensation plans. The plans that have been approved by the stockholders are the 1996 Stock Option Plan and 2001 Stock Option Plan.  Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	33,382	10.52	4,400
Equity compensation plans not approved by stockholders	—	—	—
Total	33,382	10.52	4,400

ITEM 6.                   Selected Financial Data

The “Selected Consolidated Financial Information” section of the 2010 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2010 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.                Quantitative and Qualitative Disclosures about Market Risk

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2010 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 8.                   Financial Statements and Supplementary Data

The material identified in Item 15(a)(1) hereof is incorporated herein by reference.

ITEM 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)           Management’s Report on Internal Control over Financial Reporting

The management of Jacksonville Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to  rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

(c)           Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.                Other Information

None.

PART III

ITEM 10.                 Directors, Executive Officers and Corporate Governance

Information concerning our directors and certain officers is incorporated by reference hereunder in the Proxy Statement for the 2011 Annual Meeting.

ITEM 11.                 Executive Compensation

Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2011 Annual Meeting.

ITEM 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference to the Proxy Statement for the 2011 Annual Meeting.

ITEM 13.                 Certain Relationships and Related Transactions and Director Independence

Information required under this item is incorporated by reference to the Proxy Statement for the 2011 Annual Meeting.

ITEM 14.                 Principal Accountant Fees and Services

Information required under this item is incorporated by reference to the Proxy Statement for the 2011 Annual Meeting.

PART IV

ITEM 15.                 Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2010 and 2009;

(C)	Consolidated Statements of Income - years ended December 31, 2010 and 2009;

(D)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2010 and 2009;

(E)	Consolidated Statements of Cash Flows - years ended December 31, 2010 and 2009; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)           Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)           Exhibits

3.1           Articles of Incorporation(1)
3.2            Bylaws(2)
4              Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1         Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2         Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3         Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4         Jacksonville Savings Bank and Jacksonville Bancorp, MHC 1996 Stock Option Plan(7)
10.5         Jacksonville Savings Bank 2001 Stock Option Plan(8)

10.6         Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(9)
10.7         Jacksonville Savings Bank Supplemental Life Insurance Plan(10)
10.8         Jacksonville Savings Bank Salary Continuation Plan 1(11)
10.9         Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(12)
10.10       Deferred Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11        Director’s Compensation Agreement between Chapin State Bank and John C. Williams(14)
10.12       Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13        Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(16)
13            2010 Annual Report to Stockholders
14            Code of Ethics(17)
21            Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1         Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2         Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(11)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(12)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 16, 2011	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President,		Andrew F. Applebee, Chairman of the Board
Chief Executive Officer and Director

Date: March 16, 2011		Date: March 16, 2011

By:	/s/ Diana S. Tone	By:	/s/ Dean H. Hess
	Diana S. Tone		Dean H. Hess, Director
Chief Financial Officer

Date: March 16, 2011		Date: March 16, 2011

By:	/s/ John L. Eyth	By:	/s/ Emily J. Osburn
	John L. Eyth, Director		Emily J. Osburn, Director

Date: March 16, 2011		Date: March 16, 2011

By:	/s/ Harmon B. Deal III	By:	/s/ John C. Williams
	Harmon B. Deal, III, Director		John C. Williams, Director
Senior Vice President and Trust Officer

Date: March 16, 2011		Date: March 16, 2011

By:	/s/ John M. Buchanan
John M. Buchanan, Director

Date: March 16, 2011

EXHIBIT INDEX

3.1           Articles of Incorporation(1)
3.2            Bylaws(2)
4              Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1         Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2         Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3         Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4         Jacksonville Savings Bank and Jacksonville Bancorp, MHC 1996 Stock Option Plan(7)
10.5         Jacksonville Savings Bank 2001 Stock Option Plan(8)
10.6	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(9)
10.7         Jacksonville Savings Bank Supplemental Life Insurance Plan(10)
10.8         Jacksonville Savings Bank Salary Continuation Plan 1(11)
10.9         Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(12)
10.10       Deferred Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11        Director’s Compensation Agreement between Chapin State Bank and John C. Williams(14)
10.12       Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13        Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(16)
13            2010 Annual Report to Stockholders
14             Code of Ethics(17)
21            Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1         Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2         Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(11)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(12)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).

(14)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).