Form 10-Q
period 2011-03-31
Jacksonville Bancorp, Inc.
filed 2011-05-10
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
☐  Yes                                ☒  No

As of May 1, 2011, there were 1,930,955 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

March 31, 2011
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42-43

Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1.A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Removed and Reserved	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

	Signatures	46

EXHIBITS

	Section 302 Certifications
	Section 906 Certification

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,556,677	$8,943,400
Investment securities - available for sale	57,364,188	52,871,871
Mortgage-backed securities - available for sale	44,443,253	41,994,850
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	127,958	130,049
Loans receivable - net of allowance for loan losses of $2,879,250 and $2,964,285 as of March 31, 2011 and December 31, 2010	173,996,907	176,442,118
Loans held for sale - net	480,400	280,000
Premises and equipment - net	5,703,622	5,659,074
Cash surrender value of life insurance	4,282,417	4,238,915
Accrued interest receivable	1,985,042	1,872,779
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $153,594 and $163,989 as of March 31, 2011 and December 31, 2010	783,292	797,327
Real estate owned	624,432	459,877
Deferred income taxes	1,469,369	1,620,994
Other assets	2,158,839	2,329,232

Total Assets	$307,816,763	$301,480,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$261,121,840	$256,423,647
Other borrowings	4,049,703	4,018,235
Advance payments by borrowers for taxes and insurance	961,436	629,788
Accrued interest payable	483,058	556,257
Deferred compensation payable	3,100,545	3,060,637
Income taxes payable	336,349	122,934
Other liabilities	1,192,472	991,205
Total liabilities	271,245,403	265,802,703

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-

Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,926,942 shares as of March 31, 2011 and 1,923,689 shares as of December 31, 2010, respectively	19,269	19,237

Additional paid-in-capital	16,163,353	16,159,960

Retained earnings	20,635,358	20,045,095

Less: Unallocated ESOP shares	(390,150)	(395,340)

Accumulated other comprehensive income (loss)	143,530	(150,802)

Total stockholders’ equity	36,571,360	35,678,150

Total Liabilities and Stockholders’ Equity	$307,816,763	$301,480,853

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
INTEREST INCOME:
Loans	$2,655,406	$2,671,261
Investment securities	485,898	399,634
Mortgage-backed securities	279,763	160,878
Other	1,700	2,449
Total interest income	3,422,767	3,234,222

INTEREST EXPENSE:
Deposits	800,089	1,052,574
Other borrowings	4,628	2,180
Total interest expense	804,717	1,054,754

NET INTEREST INCOME	2,618,050	2,179,468

PROVISION FOR LOAN LOSSES	175,000	275,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,443,050	1,904,468

NON-INTEREST INCOME:
Fiduciary activities	60,019	42,421
Commission income	412,740	260,943
Service charges on deposit accounts	219,164	231,219
Mortgage banking operations, net	7,888	48,503
Net realized gains on sales of available-for-sale securities	53,505	140,028
Loan servicing fees	94,362	92,608
Other	137,084	135,408
Total non-interest income	984,762	951,130

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,529,118	1,389,110
Occupancy and equipment	239,240	260,035
Data processing and telecommunications	146,426	117,075
Professional	50,381	37,065
Marketing	21,319	28,144
Postage and office supplies	77,260	68,634
Deposit insurance premium	96,626	103,030
Other	269,288	244,530
Total non-interest expense	2,429,658	2,247,623

INCOME BEFORE INCOME TAXES	998,154	607,975
INCOME TAXES	263,415	109,118

NET INCOME	$734,739	$498,857

NET INCOME PER COMMON SHARE - BASIC	$0.39	$0.26
NET INCOME PER COMMON SHARE - DILUTED	$0.39	$0.26

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Unallocated	Retained	Comprehensive	Stockholders’	Comprehensive
(Unaudited)	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Equity	Income

BALANCE, DECEMBER 31, 2010	$19,237	$16,159,960	$(395,340)	$20,045,095	$(150,802)	$35,678,150

Net Income	-	-	-	734,739	-	734,739	$734,739

Other comprehensive income - change in net unrealized gains(losses) on securities available-for-sale, net of taxes of $133,434	-	-	-	-	259,019	259,019	259,019
Less: reclassification adjustment for gains included in net income, net of tax of $18,192	-	-	-	-	35,313	35,313	35,313
Comprehensive Income							$1,029,071

Exercise of stock options	154	151,072	-	-	-	151,226
Tax benefit related to stock options exercised	-	2,815	-	-	-	2,815
Purchase and retirement of common stock	(122)	(151,866)	-	-	-	(151,988)
Shares held by ESOP, commited to be released	-	1,372	5,190	-	-	6,562
Dividends ($0.075 per share)	-	-	-	(144,476)	-	(144,476)

BALANCE, MARCH 31, 2011	$19,269	$16,163,353	$(390,150)	$20,635,358	$143,530	$36,571,360

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$734,739	$498,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	75,686	92,980
Amortization of investment and loan premiums and discounts, net	148,459	316,339
Net realized gains on sales of available-for-sale securities	(53,505)	(140,028)
Provision for loan losses	175,000	275,000
Mortgage banking operations, net	(7,888)	(48,503)
Loss (gain) on sale of real estate owned	(21,059)	3,304
Shares held by ESOP committed to be released	6,562	-
Changes in income taxes payable	213,415	93,412
Changes in assets and liabilities	182,604	(41,789)
Net cash provided by operations before loan sales	1,454,013	1,049,572
Origination of loans for sale to secondary market	(2,987,479)	(4,178,138)
Proceeds from sales of loans to secondary market	2,809,002	4,893,011
Net cash provided by operating activities	1,275,536	1,764,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(19,184,356)	(25,500,252)
Maturity or call of investment securities available-for-sale	4,250,000	3,500,000
Sale of investment securities available-for-sale	6,281,988	12,555,212
Principal payments on mortgage-backed and investment securities	2,063,293	4,082,547
Proceeds from sale of real estate owned	167,216	94,386
Net decrease in loans	1,960,948	2,395,918
Additions to premises and equipment	(120,234)	(2,952)

Net cash (used in) investing activities	(4,581,145)	(2,875,141)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$4,698,193	$438,242
Net increase (decrease) in other borrowings	31,468	(509,134)
Increase in advance payments by borrowers for taxes and insurance	331,648	343,687
Exercise of stock options	151,226	-
Purchase and retirement of treasury stock related to stock options	(151,988)	-
Tax benefit of nonqualified stock options	2,815	-
Dividends paid - common stock	(144,476)	(66,156)

Net cash provided by financing activities	4,918,886	206,639

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,613,277	(904,057)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,943,400	15,696,474

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,556,677	$14,792,417

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$873,288	$1,113,398
Interest on other borrowings	4,628	5,180
Income taxes paid	50,000	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$384,046	$343,483
Loans to facilitate sales of real estate owned	73,334	-

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for 1) a fair presentation and 2) to make the financial statements not misleading relating to the financial condition of the Company as of March 31, 2011 and December 31, 2010 and the results of its operations for the three month periods ended March 31, 2011 and 2010.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 filed as an exhibit to the Company’s Form 10-K filed in March, 2011.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP), the requirements of Form 10-Q, and to prevailing practices within the industry.

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

Certain amounts included in the 2010 consolidated statements have been reclassified to conform to the 2011 presentation.

2.	SECOND STEP CONVERSION

On July 14, 2010, Jacksonville Bancorp, Inc. completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  Jacksonville Savings Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 1,040,352 shares of common stock in the subscription and community offerings, including 41,614 shares to the Jacksonville Savings Bank employee stock ownership plan.  All shares were sold at a price of $10 per share, raising $10.4 million in gross proceeds.  Conversion related expenses of $1.2 million were offset against the gross proceeds, resulting in $9.2 million of net proceeds.  Concurrent with the completion of the offering, shares of Jacksonville Bancorp, Inc., a federal corporation, common stock owned by public stockholders were exchanged for 1.0016 shares of the Company’s common stock.  As a result of the offering and the exchange, at March 31, 2011, the Company had 1,926,942 shares outstanding and a market capitalization of $24.5 million.  The shares of common stock sold in the offering and issued in the exchange, trade on the NASDAQ Capital market under the symbol “JXSB.”

3.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this update as of March 31, 2011 did not have a material effect on the Company’s financial statements.

FASB ASC 310 Receivables (“ASC310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses.  The amendments require an entity to disclose credit quality information, such as internal risk grades, more detailed nonaccrual and past due information and modifications of its financing receivables.  The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010.  This amendment did not have a significant impact on the Company’s financial results, but it has significantly expanded the disclosures that the Company is required to provide.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU NO. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

4.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:
	Three Months Ended
	March 31,
	2011	2010

Net income	$734,739	$498,857

Basic average shares outstanding	1,885,601	1,920,817

Diluted potential common shares:
Stock option equivalents	2,151	3,559
Diluted average shares outstanding	1,887,752	1,924,376

Basic earnings per share	$0.39	$0.26

Diluted earnings per share	$0.39	$0.26

Stock options for 4,504 shares of common stock and 4,500 shares of common stock were not considered in computing diluted earnings per share for the three month periods ending March 31, 2011 and 2010, respectively, because they were anti-dilutive.

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

A summary of ESOP shares at March 31, 2011, is shown below.

March 31, 2011
Unearned shares	39,015
Shares committed for release	2,599
Allocated shares	49,398
Total ESOP shares	91,012

Fair value of unearned shares	$495,491

6.	LOAN PORTFOLIO COMPOSITION

At March 31, 2011 and December 31, 2010, the composition of the Company’s loan portfolio is shown below.

	March 31, 2011	December 31, 2010

Mortgage loans on real estate
One-to-four family residential	$37,782,788	$37,227,211
Commercial	44,049,716	45,361,944
Agricultural	29,607,376	28,163,488
Home equity	18,764,445	19,526,162
Total mortgage loans on real estate	130,204,325	130,278,805

Commercial business	22,573,869	22,810,203
Agricultural business	7,844,104	8,176,396
Consumer	16,292,900	18,190,307
	176,915,198	179,455,711
Less
Net deferred loan fees	39,041	49,307
Allowance for loan losses	2,879,250	2,964,285

Net loans	$173,996,907	$176,442,119

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment.  Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords.  The Company maintains lending policies and procedures in place designed to focus lending efforts on the types, locations, and duration of loans most appropriate for the business model and markets.  The Company’s principal lending activities include the origination of one-to four-family residential mortgage loans, multi-family loans, commercial real estate loans, agricultural loans, home equity lines of credits, commercial business loans, and consumer loans.  The primary lending market includes the Illinois counties of Morgan, Macoupin and Montgomery.  Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, builders, attorneys and walk-in customers.  Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Company.  A loan application file is first reviewed by a loan officer in the loan department who checks applications for accuracy and completeness, and verifies the information provided.  The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval.  The board of directors has established individual lending authorities for each loan officer by loan type.  Loans over an individual officer’s lending limits must be approved by the officers’ loan committee consisting of the chairman of the board, president, chief lending officer and all lending officers, which meets three times a week, and has lending authority up to $500,000 depending on the type of loan.  Loans with a principal balance over this limit, up to $1.0 million, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, chief lending officer and at least two outside directors, plus all lending officers as non-voting members.  The board of directors approves all loans with a principal balance over $1.0 million.  The board of directors ratifies all loans that are originated.  Once the loan is approved, the applicant is informed and a closing date is scheduled.  Loan commitments are typically funded within 30 days.

If the loan is approved, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan; flood insurance is required in certain instances.  Title insurance or an attorney’s opinion based on a title search of the property is generally required on loans secured by real property.

One –to Four-Family Mortgage Loans - Historically, the primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Company’s market area.  The Company generates loans through marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  Generally, one- to four-family loan originations are limited to the financing of loans secured by properties located within the Company’s market area.

Fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Freddie Mac guidelines.  The Company generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency for Freddie Mac.

The Company originates for resale to Freddie Mac fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more.  The fixed-rate mortgage loans amortize monthly with principal and interest due each month.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The Company offers fixed-rate one- to four-family residential mortgage loans with terms of up to 30 years without prepayment penalty.

The Company currently offers adjustable-rate mortgage loans for terms ranging up to 30 years.  They generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination.  Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan.  In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on the net interest income.  In the low interest rate environment that has existed over the past two years, the adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of the loan portfolio.  The Company has used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years.  The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, interest rate risk position and competitors’ loan products.

Adjustable-rate mortgage loans make the loan portfolio more interest rate sensitive and provides an alternative for those borrowers who meet the underwriting criteria, but are unable to qualify for a fixed-rate mortgage.  However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans.  Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase.  It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

Residential first mortgage loans customarily include due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan.  Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on mortgage portfolio during periods of rising interest rates.

When underwriting residential real estate loans, the Company reviews and verifies each loan applicant’s income and credit history.  Management believes that stability of income and past credit history are integral parts in the underwriting process.  Generally, the applicant’s total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant’s total monthly income.  In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 38% of total monthly income.  Written appraisals are generally required on real estate property offered to secure an applicant’s loan.  For one- to four-family real estate loans with loan to value ratios of over 80%, private mortgage insurance is required. Fire and casualty insurance is also required on all properties securing real estate loans.  Title insurance, or an attorney’s title opinion, may be required, as circumstances warrant.

The Company does not offer an “interest only” mortgage loan product on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  They also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  The Company does not offer a “subprime loan” program (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

Commercial and Agricultural Real Estate Loans - The Company originates and purchases commercial and agricultural real estate loans.  Commercial and agricultural real estate loans are secured primarily by improved properties such as farms, retail facilities and office buildings, churches and other non-residential buildings.  The maximum loan-to-value ratio for commercial and agricultural real estate loans originated is generally 80%.  The commercial and agricultural real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the prime rate and generally have a specified floor.  Many of the adjustable-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity.  The Company purchases from time to time commercial real estate loan participations primarily from outside the Company’s market area. All participation loans are approved following a review to ensure that the loan satisfies the underwriting standards.

Underwriting standards for commercial and agricultural real estate loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The income approach is primarily utilized to determine whether income generated from the applicant’s business or real estate offered as collateral is adequate to repay the loan.  There is an emphasis on the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%).  In underwriting a loan, the value of the real estate offered as collateral in relation to the proposed loan amount is considered.  Generally, the loan amount cannot be greater than 80% of the value of the real estate.  Written appraisals are usually obtained from either licensed or certified appraisers on all commercial and agricultural real estate loans in excess of $250,000.  Creditworthiness of the applicant is assessed by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

Loans secured by commercial and agricultural real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans.  Furthermore, the repayment of loans secured by commercial and agricultural real estate is typically dependent upon the successful operation of the related business and real estate property.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial and Agricultural Business Loans - The Company originates commercial and agricultural business loans to borrowers located in the Company’s market area which are secured by collateral other than real estate or which can be unsecured.  Commercial business loan participations are also purchased from other lenders, which may be made to borrowers outside the Company’s market area.  Commercial and agricultural business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years and various terms of maturity generally from three years to five years.  Unsecured business loans are originated on a limited basis in those instances where the applicant’s financial strength and creditworthiness has been established.  Commercial and agricultural business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  Personal guarantees are generally obtained from the borrower or a third party as a condition to originating its business loans.

Underwriting standards for commercial and agricultural business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business.  Financial strength of each applicant is assessed through the review of financial statements and tax returns provided by the applicant.  The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records.  Business loans are periodically reviewed following origination.  Financial statements are requested at least annually and review them for substantial deviations or changes that might affect repayment of the loan.  Loan officers also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral.  Underwriting standards for business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

Home Equity and Consumer Loans – The Company originates home equity and other consumer loans.  Home equity loans and lines of credit are generally secured by the borrower’s principal residence.  The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities.  Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which are determined based upon market conditions.  Such loans may be fully amortized over the life of the loan or have a balloon feature.  Generally, the maximum term for home equity loans is 10 years.

The principal types of other consumer loans offered are loans secured by automobiles, deposit accounts, and mobile homes.  Unsecured consumer loans are also generated.  Consumer loans are generally offered on a fixed-rate basis.  Automobile loans with maturities of up to 60 months are offered for new automobiles.  Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile.  Automobile loans with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value are generally originated, although in the case of a new car loan the loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with the Company.

Underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  The length of employment with the borrower’s present employer is also considered, as well as the amount of time the borrower has lived in the local area.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured.  In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation.  Further, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Such events would increase the risk of loss on unsecured loans.  Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Home Equity	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$561,309	$1,193,928	$92,988	$472,376	$58,250	$300,257	$163,690	$121,487	$2,964,285
Provision charged to expense	(39,577)	152,268	11,879	33,741	82,794	(32,302)	(41,922)	8,119	175,000
Losses charged off	(7,402)	(260,785)	—	—	—	(4,162)	(1,097)	—	(273,446)
Recoveries	—	8,142	—	200	—	3,867	1,202	—	13,411
Balance, end of period	$514,330	$1,093,553	$104,867	$506,317	$141,044	$267,660	$121,873	$129,606	$2,879,250
Ending balance: individually evaluated for impairment	$67,118	$216,320	$—	$99,632	$—	$—	$—	$—	$383,070
Ending balance: collectively evaluated for impairment	$447,212	$877,233	$104,867	$406,685	$141,044	$267,660	$121,873	$129,606	$2,496,180
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$37,782,788	$44,049,716	$29,607,376	$22,573,869	$7,844,104	$18,764,445	$16,292,900	$—	$176,915,198
Ending balance: individually evaluated for impairment	$643,002	$1,741,709	$—	$585,106	$—	$—	$—	$—	$2,969,817
Ending balance: collectively evaluated for impairment	$37,139,786	$42,308,007	$29,607,376	$21,988,763	$7,844,104	$18,764,445	$16,292,900	$—	$173,945,381
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2010
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Home Equity	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$391,762	$738,996	$73,257	$631,347	$21,242	$249,312	$88,044	$96,041	$2,290,001
Provision charged to expense	246,401	1,217,072	19,731	(21,371)	37,008	126,477	74,236	25,446	1,725,000
Losses charged off	(98,245)	(787,191)	—	(144,100)	—	(88,106)	(11,070)	—	(1,128,712)
Recoveries	21,391	25,051	—	6,500	—	12,574	12,480	—	77,996
Balance, end of year	$561,309	$1,193,928	$92,988	$472,376	$58,250	$300,257	$163,690	$121,487	$2,964,285
Ending balance: individually evaluated for impairment	$89,795	$428,514	$—	$72,393	$—	$—	$—	$—	$590,702
Ending balance: collectively evaluated for impairment	$471,514	$765,414	$92,988	$399,983	$58,250	$300,257	$163,690	$121,487	$2,373,583
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$37,227,211	$45,361,944	$28,163,488	$22,810,203	$8,176,396	$19,526,162	$18,190,307	$—	$179,455,711
Ending balance: individually evaluated for impairment	$369,749	$2,220,562	$—	$606,273	$—	$—	$—	$—	$3,196,584
Ending balance: collectively evaluated for impairment	$36,857,462	$43,141,382	$28,163,488	$22,203,930	$8,176,396	$19,526,162	$18,190,307	$—	$176,259,127
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

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

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest will not be able to be collected when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, individual consumer and residential loans are not separately identified for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The general component covers non-classified loans and is based on historical charge-off experience and expected loss given the internal risk rating process.  The loan portfolio is stratified into homogeneous groups of loans that possess similar loss characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.

There have been no changes to the Company’s accounting policies or methodology from the prior periods.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination.  In addition, lending relationships over $500,000, new commercial and commercial real estate loans, and watch list credits are reviewed annually by our loan review department in order to verify risk ratings.  The Company uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2011 and December 31, 2010.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Commercial Business		Agricultural Business
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Pass	$34,943,815	$34,258,180	$40,824,334	$41,534,866	$29,170,869	$27,768,600	$21,288,780	$21,621,978	$6,910,691	$7,818,536
Special Mention	1,444,505	1,476,077	775,676	733,561	436,507	394,888	198,755	186,598	933,413	357,860
Substandard	1,394,468	1,492,954	2,449,706	3,093,517	—	—	1,086,334	1,001,627	—	—

Total	$37,782,788	$37,227,211	$44,049,716	$45,361,944	$29,607,376	$28,163,488	$22,573,869	$22,810,203	$7,844,104	$8,176,396

	Home Equity		Consumer
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Rating:
Pass	$17,528,691	$18,064,116	$15,970,904	$17,471,747
Special Mention	222,550	223,034	217,825	570,589
Substandard	1,013,204	1,239,012	104,171	147,971

Total	$18,764,445	$19,526,162	$16,292,900	$18,190,307

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One-to-four family residential	$159,557	$—	$684,071	$843,628	$36,939,160	$37,782,788	$—
Agricultural real estate	—	—	—	—	29,607,376	29,607,376	—
Commercial real estate	50,494	—	71,709	122,203	43,927,513	44,049,716	—
Agricultural business	—	—	—	—	7,844,104	7,844,104	—
Commercial business	5,818	—	—	5,818	22,568,052	22,573,869	—
Home equity	360,017	2,992	143,461	506,470	18,257,975	18,764,445	—
Consumer	61,087	6,065	15,350	82,502	16,210,398	16,292,900	1,329

Total	$636,973	$9,057	$914,591	$1,560,621	$175,354,578	$176,915,199	$1,329

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One-to-four family residential	$458,119	$161,875	$846,582	$1,466,576	$35,760,635	$37,227,211	$—
Agricultural real estate	—	—	—	—	28,163,488	28,163,488	—
Commercial real estate	921,392	146,090	521,012	1,588,494	43,773,450	45,361,944	—
Agricultural business	—	—	—	—	8,176,396	8,176,396	—
Commercial business	6,024	—	—	6,024	22,804,179	22,810,203	—
Home equity	511,203	10,387	275,179	796,769	18,729,393	19,526,162	—
Consumer	78,216	76,859	9,383	164,458	18,025,849	18,190,307	—

Total	$1,974,954	$395,211	$1,652,156	$4,022,321	$175,433,390	$179,455,711	$—

The accrual of interest on loans is generally discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at the earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Significant restructured loans are considered impaired in determining the adequacy of the allowance for loan losses.

The Company actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring.

The Company will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms.  Restructurings generally include one or more of the following restructuring options; reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.  Restructured loans in compliance with modified terms are classified as impaired.

The following tables present impaired loans at or for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family	$273,527	$273,527	$—	$275,332	$3,115
Commercial real estate	124,882	124,882	—	126,207	975
Loans with a specific valuation allowance
One-to-four family	369,475	369,475	67,118	401,190	6,357
Commercial real estate	1,616,827	1,616,827	216,320	1,796,665	19,877
Commercial business	585,106	585,106	99,632	679,026	10,542
Total:
One-to-four family	643,002	643,002	67,118	676,522	9,472
Commercial real estate	1,741,709	1,741,709	216,320	1,922,872	20,852
Commercial business	585,106	585,106	99,632	684,132	10,542

Total	$2,969,817	$2,969,817	$383,070	$3,278,420	$40,866

	December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
Commercial real estate	$127,653	$127,653	$—	$309,365	$14,432
Commercial business	—	—	—	10,636	545
Consumer	—	—	—	10,762	628
Loans with a specific valuation allowance
One-to-four family	369,749	369,749	109,622	536,944	4,785
Commercial real estate	2,092,909	2,092,909	408,687	2,578,312	77,973
Commercial business	606,273	606,273	72,393	722,393	36,958
Consumer	—	—	—	5,106	425
Total:
One-to-four family	369,749	369,749	109,622	536,944	4,785
Commercial real estate	2,220,562	2,220,562	408,687	2,887,677	92,405
Commercial business	606,273	606,273	72,393	733,029	37,503
Consumer	—	—	—	15,868	1,053

Total	$3,196,584	$3,196,584	$590,702	$4,173,518	$135,746

The following table presents the Company’s nonaccrual loans at March 31, 2011 and December 31, 2010.  This table excludes performing troubled debt restructurings.

	March 31, 2011	December 31, 2010

One-to-four family	$942,939	$1,019,252
Agricultural real estate	—	—
Commercial real estate	1,859,325	1,359,060
Agricultural business	—	—
Commercial business	77,056	84,361
Home equity	458,127	565,905
Consumer	157,653	106,159

Total	$3,495,100	$3,134,737

7.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2011:
U.S. government and agencies	$14,661,722	$58,644	$(127,290)	$14,593,076
Mortgage-backed securities (government-sponsored enterprises - residential)	44,343,799	560,682	(461,228)	44,443,253
Municipal bonds	42,584,450	592,021	(405,359)	42,771,112
	$101,589,971	$1,211,347	$(993,877)	$101,807,441

December 31, 2010:
U.S. government and agencies	$12,530,787	$112,102	$(93,947)	$12,548,942
Mortgage-backed securities (government-sponsored enterprises - residential)	41,979,525	480,709	(465,384)	41,994,850
Municipal bonds	40,584,897	407,015	(668,983)	40,322,929
	$95,095,209	$999,826	$(1,228,314)	$94,866,721

The amortized cost and fair value of available-for-sale securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$91,223	$91,325
One to five years	12,648,570	12,742,744
Five to ten years	26,464,206	26,565,618
After ten years	18,042,173	17,964,501
	57,246,172	57,364,188
Mortgage-backed securities (government-sponsored enterprises - residential)	44,343,799	44,443,253
	$101,589,971	$101,807,441

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $27,344,000 at March 31, 2011 and $26,629,000 at December 31, 2010.

The book value of securities sold under agreement to repurchase amounted to $4,050,000 at March 31, 2011 and $4,018,000 at December 31, 2010.

Gross gains of $54,000 and $140,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2011 and 2010, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2011 was $46,002,000, which is approximately 45% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(405,359)	$16,433,140	$-	$-	$(405,359)	$16,433,140
U.S. government and agencies	(127,290)	8,921,547	-	-	(127,290)	8,921,547
Subtotal	(532,649)	25,354,687	-	-	(532,649)	25,354,687

Mortgage-backed securities
(government sponsored
enterprises - residential)	(461,228)	20,647,114	-	-	(461,228)	20,647,114

Total	$(993,877)	$46,001,801	$-	$-	$(993,877)	$46,001,801

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	March 31, 2011	March 31, 2010
Net unrealized gain (loss) on securities available-for-sale	$499,463	$(24,663)
Less reclassification adjustment for realized gains included in income	53,505	140,028
Other comprehensive income (loss) before tax effect	445,958	(164,691)
Less tax expense	151,626	(55,995)
Other comprehensive income (loss)	$294,332	$(108,696)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2011	March 31, 2010
Net unrealized gain on securities available-for-sale	$217,470	$889,590
Tax effect	(73,940)	(302,461)
Net-of-tax amount	$143,530	$587,129

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For those investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data market research publications are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and agencies, mortgage-backed securities (Government-sponsored enterprises – residential) and municipal bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company did not have securities considered Level 3 as of March 31, 2011.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

		March 31, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. Government and agencies	$14,593,076	$-	$14,593,076	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	44,443,253	-	44,443,253	-
Municipal bonds	42,771,112	-	42,771,112	-

		December 31, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$12,548,942	$-	$12,548,942	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	41,994,850	-	41,994,850	-
Municipal bonds	40,322,929	-	40,322,929	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

Real Estate Owned – Real estate owned acquired through foreclosure is initially recorded at fair value less costs to sell when acquired.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the real estate owned could differ from the original estimate and are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

		March 31, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$2,586,747	$-	$-	$2,586,747
Mortgage servicing rights	783,292			783,292
Real estate owned	624,432	-	-	624,432

		December 31, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$2,407,740	$-	$-	$2,407,740
Mortgage servicing rights	797,327			797,327
Real estate owned	459,877	-	-	459,877

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest Receivable, Federal Home Loan Bank Stock, and Other Investments - The carrying amount approximates fair value.

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$10,556,677	$10,556,677	$8,943,400	$8,943,400
Other investments	127,958	127,958	130,049	130,049
Loans held for sale	480,400	480,400	280,000	280,000
Loans, net of allowance for loan losses	173,996,907	172,548,120	176,442,118	175,436,281
Federal Home Loan Bank stock	1,113,800	1,113,800	1,113,800	1,113,800
Interest receivable	1,985,042	1,985,042	1,872,779	1,872,779
Financial Liabilities
Deposits	261,121,840	266,669,796	256,423,647	259,188,963
Short-term borrowings	4,049,703	4,049,703	4,018,235	4,018,235
Advances from borrowers for taxes and insurance	961,436	961,436	629,788	629,788
Interest payable	483,058	483,058	556,257	556,257
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

10.	FEDERAL HOME LOAN BANK STOCK

The Company owns $1,113,800 of Federal Home Loan Bank stock as of March 31, 2011.  The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess their dividend capacity each quarter and make appropriate request for approval.  The FHLB resumed paying dividends during the first quarter of 2011 at an annualized rate of 10 basis points per share.  Management performed an analysis and deemed the cost method investment in FHLB stock is ultimately recoverable and therefore not impaired.

11.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ending March 31, 2011 and the year ended December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of year	$797,327	$850,313
Servicing rights capitalized	18,696	257,316
Amortization of servicing rights	(43,126)	(302,755)
Change in valuation allowance	10,395	(7,547)
Balance, end of period	$783,292	$797,327

Activity in the valuation allowance for mortgage servicing rights for the three month period ending March 31, 2011 and the year ended December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of year	$163,989	$156,442
Additions	-	165,651
Reductions	(10,395)	(158,104)
Balance, end of period	$153,594	$163,989

12.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2011 and 2010 is shown below.

	March 31, 2011	March 31, 2010
Computed at the statutory rate (34%)	$339,372	$206,712
Increase (decrease) resulting from
Tax exempt interest	(122,552)	(94,004)
State income taxes, net	59,953	25,192
Increase in cash surrender value	(13,557)	(15,676)
Other, net	199	(13,106)

Actual tax expense	$263,415	$109,118

13.	COMMITMENTS AND CONTINGENCIES

The Company is a defendant in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes that the resolution of these actions will not have any material adverse effect on the Company’s consolidated financial statements.

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

Forward Looking Statements

This Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, the effect of the current state of the financial markets and the United States government programs introduced to restore stability and liquidity of the financial markets, changes in interest rates, general economic conditions and the weak state of the United States economy, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services.

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

●	Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Financial Condition

March 31, 2011 Compared to December 31, 2010

Total assets increased by $6.3 million, or 2.1%, to $307.8 million at March 31, 2011 from $301.5 million at December 31, 2010.  Net loans decreased $2.4 million, or 1.4%, to $174.0 million at March 31, 2011 from $176.4 million at December 31, 2010.  The decrease in loan volume is due to low loan demand as a result of the current weakened economy, as well as normal loan repayments.  Available-for-sale investment securities increased $4.5 million, or 8.5%, to $57.4 million at March 31, 2011 from $52.9 million at December 31, 2010 primarily due to the investment of funds from deposit growth and decreased loan volume.  Mortgage-backed securities also increased $2.4 million, or 5.7%, to $44.4 million at March 31, 2011 from $42.0 million at December 31, 2010.  Cash and cash equivalents increased $1.7 million to $10.6 million at March 31, 2011 from $8.9 million at December 31, 2010.

Total deposits increased $4.7 million, or 1.8%, to $261.1 million at March 31, 2011, primarily due to a $9.2 million increase in transaction accounts, which was partially offset by a $4.5 million decrease in time deposits.  Transaction accounts have continued to grow, and time deposits have declined, as customers have preferred to maintain short-term, liquid deposits in the current low-rate environment.  Deposit volumes have also benefitted from customers choosing the safety of insured deposits versus alternative investments.  Other borrowings, which consisted of overnight repurchase agreements, increased $31,000 during this same time frame.

Stockholders’ equity increased $893,000, or 2.5%, to $36.6 million at March 31, 2011.  The increase in stockholders’ equity was the result of net income of $735,000, which was partially offset by the payment of $144,000 in dividends, and $294,000 in other comprehensive income.  Other comprehensive income consisted of the increase in net unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General:  Net income for the three months ended March 31, 2011 was $735,000, or $0.39 per common share, basic and diluted, compared to net income of $499,000, or $0.26 per common share, basic and diluted, for the three months ended March 31, 2010.  The $236,000 increase in net income was due to increases of $439,000 in net interest income and $33,000 in non-interest income and a decrease of $100,000 in provision for loan loss expense, partially offset by increases of $182,000 in non-interest expense and $154,000 in income taxes.  Our net interest income continues to benefit from a steep yield curve.  Low short-term market interest rates have resulted in our cost of funds decreasing faster than the yield on our loans.

Interest Income:  Total interest income for the three months ended March 31, 2011 increased $189,000, or 5.8%, to $3.4 million from $3.2 million for the same period of 2010.  The increase in interest income reflected a $16,000 decrease in interest income on loans, an $86,000 increase in interest income on investment securities, and an $119,000 increase in interest income on mortgage-backed securities.

Interest income on loans decreased $16,000 to $2.7 million for the first quarter of 2011 due to a decrease in the average yield on loans, partially offset by an increase in the average balance of loans.  The average yield decreased to 5.93% during the first quarter of 2011 from 6.11% during the first quarter of 2010.  The 18 basis point decrease primarily reflected the low interest rate environment.  The average balance of the loan portfolio increased $4.3 million to $179.2 million for the first quarter of 2011.  The increase in the average balance of the loan portfolio reflected an increase in the average balance of commercial real estate loans during the first quarter of 2011 compared to the first quarter of 2010.

Interest income on investment securities increased $86,000 to $486,000 for the first quarter of 2011 from $400,000 for the first quarter of 2010. The increase reflected a $15.8 million increase in the average balance of the investment securities portfolio to $56.1 million during the first quarter of 2011, compared to $40.3 million for the first quarter of 2010.  The increase in the average balance of investment securities reflects the investment of funds from the capital raised during our 2010 stock offering and the lack of corresponding loan demand.  The average yield of investment securities decreased to 3.47% during the first quarter of 2011 from 3.97% during the first quarter of 2010.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities increased $119,000 to $280,000 for the first quarter of 2011, compared to $161,000 for the first quarter of 2010.  The increase reflected a 97 basis point increase in the average yield of mortgage-backed securities to 2.63% for the first quarter of 2011, compared to 1.66% for the first quarter of 2010.  The average yield benefitted from reduced premium amortization resulting from slower national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased to $131,000 during the first quarter of 2011, compared to $330,000 during the first quarter of 2010.  Interest income on mortgage-backed securities also reflected a $3.7 million increase in the average balance of mortgage-backed securities to $42.5 million during the first quarter of 2011.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, remained unchanged at approximately $2,000 during the first quarters of 2011 and 2010.  The average yield on other interest-earning assets increased to 0.11% during the first quarter of 2011 from 0.10% during the first quarter of 2010.  The average balance of these accounts decreased $3.0 million to $6.4 million for the three months ended March 31, 2011 compared to $9.4 million for the three months ended March 31, 2010.

Interest Expense:  Total interest expense decreased $250,000, or 23.7%, to $805,000 for the three months ended March 31, 2011 compared to $1.1 million for the three months ended March 31, 2010.  The lower interest expense was due to a $252,000 decrease in the cost of deposits, partially offset by a $2,000 increase in the cost of borrowed funds.

Interest expense on deposits decreased $252,000 to $800,000 for the three months ended March 31, 2011 compared to $1.1 million for the three months ended March 31, 2010.  The decrease in interest expense on deposits was primarily due to a 46 basis point decrease in the average rate paid to 1.35% during the first quarter of 2011 from 1.81% during the first quarter of 2010.  The decrease reflected ongoing low short-term market interest rates during the first quarter of 2011.  The decrease in the average rate paid was partially offset by a $4.5 million increase in the average balance of deposits to $237.7 million for the first quarter of 2011.  The increase was primarily due to a $7.0 million increase in the average balance of transaction accounts.

Interest paid on borrowed funds increased $2,000 to $4,600 for the first quarter of 2011 due to an increase in the average cost of borrowings.  The average rate paid on borrowed funds increased to 0.54% during the first quarter of 2011 compared to 0.27% during the first quarter of 2010.  The average balance of borrowed funds also increased to $3.4 million during the first quarter of 2011 compared to $3.2 million during the same period of 2010.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $439,000, or 20.1%, to $2.6 million for the three months ended March 31, 2011 from $2.2 million for the three months ended March 31, 2010.  Our interest rate spread increased by 35 basis points to 3.48% during the first quarter of 2011 from 3.13% during the first quarter of 2010.  Our net interest margin increased 38 basis points to 3.69% for the first quarter of 2011 from 3.31% for the first quarter of 2010.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31, 2011	March 31, 2010

Balance at beginning of period	$2,964,285	$2,290,001
Charge-offs:
One-to-four family residential	7,402	16,070
Commercial real estate	260,785	-
Home equity	4,162	30,127
Consumer	1,097	-
Total	273,446	46,197
Recoveries:
One-to-four family residential	-	20,215
Commercial real estate	8,142	3,228
Commercial business	200	-
Home equity	3,867	9,899
Consumer	1,202	3,184
Total	13,411	36,526
Net loan charge-offs	260,035	9,671
Provisions charged to expense	175,000	275,000
Balance at end of period	$2,879,250	$2,555,330

The provision for loan losses totaled $175,000 during the first quarter of 2011, compared to $275,000 during the first quarter of 2010.  The decrease in the provision for loan losses reflected the decline in loan volume during the first quarter of 2011 and a lower level of specific allocations to the allowance for loan losses related to impaired loans.  Loans delinquent 30 days or more decreased $2.5 million during the first quarter of 2011 to $1.6 million, or 0.88% of total loans, as of March 31, 2011 from $4.0 million, or 2.24% of total loans, as of December 31, 2010.  Loans delinquent 30 days or more totaled $2.7 million, or 1.54% of total loans at March 31, 2010.  The allowance for loan losses increased $324,000 to $2.9 million at March 31, 2011 from $2.6 million at March 31, 2010.  The $250,000 increase in net charge-offs during the first quarter of 2011, compared to the same quarter of 2010, primarily reflected the charge-off of $261,000 on a single commercial real estate property which was transferred to real estate owned during the quarter.

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

	March 31, 2011	December 31, 2010

Non-accruing loans:
One-to-four family residential	$942,939	$1,019,252
Commercial real estate	1,859,325	1,359,060
Commercial business	77,056	84,361
Home equity	458,127	565,905
Consumer	157,653	106,159
Total	$3,495,100	$3,134,737

Accruing loans delinquent more than 90 days:
Consumer	$1,329	$-
Total	$1,329	$-

Foreclosed assets:
One-to-four family residential	$193,900	$207,412
Commercial real estate	430,532	252,465
Total	$624,432	$459,877

Total nonperforming assets	$4,120,861	$3,594,614

Total nonperforming assets as a percentage of total assets	1.34%	1.19%

Nonperforming assets increased $526,000 to $4.1 million, or 1.34% of total assets, as of March 31, 2011, compared to $3.6 million, or 1.19% of total assets, as of December 31, 2010.  The increase in nonperforming assets was due to a $362,000 increase in nonperforming loans and a $165,000 increase in real estate owned.  Within nonperforming assets, nonperforming loans increased to $3.5 million as of March 31, 2011, from $3.1 million at December 31, 2010.  The increase in nonperforming loans primarily reflected the non-accruing status of one commercial real estate loan totaling $925,000.  This loan, which is secured by an apartment building, was restructured during the first quarter of 2011.  The loan is performing as agreed under the restructured terms.  The increase of real estate owned reflected the addition of one commercial property at its net realizable value of $237,000 during the first quarter of 2011.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2011 and December 31, 2010.  All non-accruing loans are automatically placed on the watch list.  The decrease in substandard credits was primarily due to the writedown and subsequent transfer to real estate owned of the commercial loan discussed above.

	March 31, 2011	December 31, 2010

Special Mention credits	$4,229,231	$3,942,607
Substandard credits	6,047,883	6,975,081
Total watch list credits	$10,277,114	$10,917,688

Non-Interest Income:  Non-interest income increased $33,000, or 3.5%, to $985,000 for the three months ended March 31, 2011 from $951,000 for the same period in 2010.  The increase in non-interest income resulted primarily from increases of $152,000 in commission income and $18,000 in trust income, partially offset by decreases of $87,000 in gains on the sale of available-for-sale securities and $41,000 in income from mortgage banking operations.  The increase in commission and trust income reflected improved market conditions and growth in customer accounts.  The lower gains on the sale of securities reflected a lower volume of sales during the first quarter of 2011.  The decrease in mortgage banking income was due to a lower volume of loan sales in 2011, as we sold $2.8 million of loans to the secondary market during the first quarter of 2011, compared to $4.4 million during the same period of 2010.  The decrease in loan sales in 2011 reflected higher loan originations for sale in 2010 as the decline in mortgage interest rates in 2010 resulted in a higher level of mortgage originations during the first quarter of 2010.

Non-Interest Expense:  Total non-interest expense increased $182,000 to $2.4 million for the three months ended March 31, 2011 from $2.2 million for the same period of 2010.  The increase in non-interest expense consisted mainly of increases of $140,000 in compensation and benefits expense and $29,000 in data processing and telecommunications expense, partially offset by a $21,000 decrease in occupancy and equipment expense.  The increase in compensation and benefits expense resulted from normal salary and benefit cost increases, higher commissions, and expenses related to funding of benefit plans.  Data processing and telecommunications expense increased due to expenses related to an ongoing upgrade of our network and telecommunications equipment.  Occupancy and equipment expense decreased due to lower depreciation expense during the first quarter of 2011, compared to the first quarter of 2010.

Income Taxes:  The provision for income taxes increased $154,000 to $263,000 during the first quarter of 2011 compared to the same period of 2010.  The increase in the income tax provision reflected an increase in taxable income due to higher income levels, as well as higher state tax rates, partially offset by an increase in tax-exempt income.  The effective tax rate was 26.4% and 17.9% for the first quarters of 2011 and 2010, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At March 31, 2011 and December 31, 2010, cash and cash equivalents totaled $10.6 million and $8.9 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past three months, the most significant sources of funds have been growth in deposits, calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of U.S. Agency and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At March 31, 2011, the Company had no outstanding FHLB advances and approximately $22.3 million remaining available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at March 31, 2011 and December 31, 2010 were 37.1% and 34.2%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(In thousands)
Commitments to fund loans	$39,554	$36,871
Standby letters of credit	392	453

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at March 31, 2011, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At March 31, 2011, the Bank’s core capital ratio was 9.53% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At March 31, 2011, minimum requirements and the Bank’s actual ratios are as follows:

	March 31, 2011	December 31, 2010	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	9.53%	9.25%	4.00%
Tier 1 Capital to Risk-Weighted Assets	13.87%	13.52%	4.00%
Total Capital to Risk-Weighted Assets	15.12%	14.77%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31,
	2011			2010
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$179,150	$2,655	5.93%	$174,874	$2,671	6.11%
Investment securities	56,080	486	3.47%	40,286	400	3.97%
Mortgage-backed securities	42,519	280	2.63%	38,853	161	1.66%
Other	6,423	2	0.11%	9,357	2	0.10%
Total interest-earning assets	284,172	3,423	4.82%	263,370	3,234	4.91%

Non-interest earnings assets	20,371			22,435
Total assets	$304,543			$285,805

Interest-bearing liabilities:
Deposits	$237,673	$800	1.35%	$233,160	$1,053	1.81%
Other borrowings	3,440	5	0.54%	3,185	2	0.27%
Total interest-bearing liabilities	241,113	805	1.66%	236,345	1,055	1.78%

Non-interest bearing liabilities	27,429			24,037
Stockholders’ equity	36,001			25,423

Total liabilities/stockholders’ equity	$304,543			$285,805

Net interest income		$2,618			$2,179

Interest rate spread (average yield earned minus average rate paid)			3.48%			3.13%

Net interest margin (net interest income divided by average interest-earning assets)			3.69%			3.31%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended March 31,
	2011 Compared to 2010
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(80)	$64	$(16)
Investment securities	(55)	141	86
Mortgage-backed securities	102	17	119
Total net change in income on interest-earning assets	(33)	222	189

Interest-bearing liabilities:
Deposits	(272)	20	(252)
Other borrowings	2	-	2
Total net change in expense on interest-bearing liabilities	(270)	20	(250)

Net change in net interest income	$237	$202	$439

JACKSONVILLE BANCORP, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to the secondary market, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans.  Our portfolio of mortgage-backed securities, including both fixed and variable rates, also provides monthly cash flow.  The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities.  During 2010, the Company increased its holdings of variable-rate mortgage-backed securities and shorter term U.S. Agency securities in order to help protect the balance sheet from a potential rising rate environment.  With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts.  The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies.  The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at March 31, 2011 and December 31, 2010 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2011		December 31, 2010		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	61	0.53%	64	0.57%	> (20.00)%
+ 100 basis points	153	1.32%	134	1.19%	> (12.50)%
- 100 basis points	75	0.64%	(36)	-0.32%	> (12.50)%
- 200 basis points	(210)	-1.81%	(385)	-3.42%	> (20.00)%

The table above indicates that as of March 31, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 0.53% increase in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 0.64% increase in net interest income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

At March 31, 2011, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1 -	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	31.2 -	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	32.1 -	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.
Registrant

Date: 05/10/2011	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer