Form 10-Q
period 2011-06-30
Jacksonville Bancorp, Inc.
filed 2011-08-10
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
       ☒  Yes                                ☐  No

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
      ☐  Yes                                ☒  No

As of August 1, 2011, there were 1,930,955 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

June 30, 2011
TABLE OF CONTENTS

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47-48

Item 4	Controls and Procedures	49

PART II	OTHER INFORMATION	50

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	51

EXHIBITS

Section 302 Certifications
Section 906 Certification
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Label Linkbase Document
XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,564,388	$8,943,400
Investment securities - available for sale	58,646,240	52,871,871
Mortgage-backed securities - available for sale	45,223,784	41,994,850
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	122,010	130,049
Loans receivable - net of allowance for loan losses of $3,160,826 and $2,964,285 as of June 30, 2011 and December 31, 2010	174,719,202	176,442,118
Loans held for sale - net	231,800	280,000
Premises and equipment - net	5,634,243	5,659,074
Cash surrender value of life insurance	4,323,689	4,238,915
Accrued interest receivable	2,394,999	1,872,779
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $146,661 and $163,989 as of June 30, 2011 and December 31, 2010	793,680	797,327
Real estate owned	551,732	459,877
Deferred income taxes	771,871	1,620,994
Other assets	2,085,170	2,329,232

Total Assets	$304,903,175	$301,480,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$256,606,742	$256,423,647
Other borrowings	4,153,462	4,018,235
Advance payments by borrowers for taxes and insurance	715,797	629,788
Accrued interest payable	408,345	556,257
Deferred compensation payable	3,165,810	3,060,637
Income taxes payable	115,756	122,934
Other liabilities	1,003,427	991,205
Total liabilities	266,169,339	265,802,703

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,930,955 shares as of June 30, 2011 and 1,923,689 shares as of December 31, 2010	19,310	19,237
Additional paid-in-capital	16,196,860	16,159,960
Retained earnings	21,405,122	20,045,095
Less: Unallocated ESOP shares	(384,950)	(395,340)
Accumulated other comprehensive income (loss)	1,497,494	(150,802)
Total stockholders’ equity	38,733,836	35,678,150

Total Liabilities and Stockholders’ Equity	$304,903,175	$301,480,853

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,711,572	$2,683,484	$5,366,978	$5,354,746
Investment securities	516,333	451,523	1,002,231	851,157
Mortgage-backed securities	366,951	246,749	646,715	407,627
Other	640	2,115	2,339	4,564
Total interest income	3,595,496	3,383,871	7,018,263	6,618,094

INTEREST EXPENSE:
Deposits	747,041	1,006,361	1,547,130	2,058,935
Other borrowings	5,238	2,432	9,865	4,612
Total interest expense	752,279	1,008,793	1,556,995	2,063,547

NET INTEREST INCOME	2,843,217	2,375,078	5,461,268	4,554,547

PROVISION FOR LOAN LOSSES	150,000	850,000	325,000	1,125,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,693,217	1,525,078	5,136,268	3,429,547

NON-INTEREST INCOME:
Fiduciary activities	57,688	42,397	117,708	84,818
Commission income	347,187	213,055	759,927	473,999
Service charges on deposit accounts	232,858	253,718	452,023	484,937
Mortgage banking operations, net	58,689	77,431	66,577	125,934
Net realized gains on sales of available-for-sale securities	55,713	204,020	109,218	344,048
Loan servicing fees	92,243	92,004	186,605	184,612
Other	130,331	141,088	267,414	276,496
Total non-interest income	974,709	1,023,713	1,959,472	1,974,844

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,554,657	1,390,347	3,083,776	2,779,458
Occupancy and equipment	255,588	237,853	494,828	497,888
Data processing and telecommunications	137,935	114,910	284,361	231,986
Professional	46,226	42,324	96,607	79,389
Postage and office supplies	62,591	76,935	139,851	145,569
Deposit insurance premium	53,830	101,802	150,456	204,833
Impairment on mortgage servicing rights asset	-	165,651	-	165,651
Other	283,858	347,364	574,466	620,037
Total non-interest expense	2,394,685	2,477,186	4,824,345	4,724,811

INCOME BEFORE INCOME TAXES	1,273,241	71,605	2,271,395	679,580
INCOME TAXES (BENEFIT)	368,407	(108,519)	631,822	599

NET INCOME	$904,834	$180,124	$1,639,573	$678,981

NET INCOME PER COMMON SHARE - BASIC	$0.48	$0.09	$0.87	$0.35
NET INCOME PER COMMON SHARE - DILUTED	$0.48	$0.09	$0.87	$0.35

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Unallocated	Retained	Comprehensive	Stockholders’	Comprehensive
(Unaudited)	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Equity	Income

BALANCE, DECEMBER 31, 2010	$19,237	$16,159,960	$(395,340)	$20,045,095	$(150,802)	$35,678,150

Net Income	-	-	-	1,639,573	-	1,639,573	$1,639,573

Other comprehensive income - change in net unrealized gains on securities available-for-sale, net of taxes of $886,256	-	-	-	-	1,720,380	1,720,380	1,720,380
Less: reclassification adjustment for gains included in net income, net of tax of $37,134	-	-	-	-	72,084	72,084	72,084
Comprehensive Income							$3,287,869

Exercise of stock options	217	211,351	-	-	-	211,568
Tax benefit related to stock options exercised	-	4,609	-	-	-	4,609
Purchase and retirement of common stock	(144)	(181,797)	-	-	-	(181,941)
Shares held by ESOP, commited to be released	-	2,737	10,390	-	-	13,127
Dividends ($0.15 per share)	-	-	-	(279,546)	-	(279,546)

BALANCE, JUNE 30, 2011	$19,310	$16,196,860	$(384,950)	$21,405,122	$1,497,494	$38,733,836

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,639,573	$678,981
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	155,589	184,867
Amortization of investment premiums and discounts, net	225,574	467,172
Accretion of loan discounts	(2,901)	(483)
Net realized gains on sales of available-for-sale securities	(109,218)	(344,048)
Provision for loan losses	325,000	1,125,000
Mortgage banking operations, net	(66,577)	(125,934)
Loss (gain) on sale of real estate owned	(31,142)	13,666
Impairment on mortgage servicing rights asset	-	165,651
Shares held by ESOP commited to be released	13,127	-
Tax benefit related to stock options exercised	4,609	-
Changes in income taxes payable	(7,178)	(398,463)
Changes in assets and liabilities	(393,449)	(290,889)
Net cash provided by operations before loan sales	1,753,007	1,475,520
Origination of loans for sale to secondary market	(7,348,818)	(10,717,922)
Proceeds from sales of loans to secondary market	7,467,242	10,859,321
Net cash provided by operating activities	1,871,431	1,616,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(33,369,259)	(45,121,188)
Maturity or call of investment securities available-for-sale	6,255,000	8,000,000
Sale of investment securities available-for-sale	16,910,803	22,327,124
Principal payments on mortgage-backed and investment securities	3,589,255	6,324,215
Proceeds from sale of real estate owned	198,699	302,024
Net (increase) decrease in loans	1,141,405	(1,208,169)
Additions to premises and equipment	(130,758)	(18,587)

Net cash used in investing activities	(5,404,855)	(9,394,581)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$183,095	$7,818,291
Net increase (decrease) in other borrowings	135,227	(1,009,447)
Increase in advance payments by borrowers for taxes and insurance	86,009	140,361
Exercise of stock options	211,568	-
Purchase and retirement of treasury stock related to stock options	(181,941)	-
Dividends paid - common stock	(279,546)	(132,313)

Net cash provided by financing activities	154,412	6,816,892

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,379,012)	(960,770)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,943,400	15,696,474

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,564,388	$14,735,704

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$1,695,106	$2,184,535
Interest on other borrowings	9,801	7,612
Income taxes paid	589,000	403,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$391,246	$355,483
Loans to facilitate sales of real estate owned	131,834	59,000

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

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

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2011 and December 31, 2010 and the results of its operations for the three and six month periods ended June 30, 2011 and 2010.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 filed as an exhibit to the Company’s Form 10-K filed in March, 2011.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

On July 14, 2010, Jacksonville Bancorp, Inc. completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  Jacksonville Savings Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 1,040,352 shares of common stock in the subscription and community offerings, including 41,614 shares to the Jacksonville Savings Bank employee stock ownership plan.  All shares were sold at a price of $10 per share, raising $10.4 million in gross proceeds.  Conversion related expenses of $1.2 million were offset against the gross proceeds, resulting in $9.2 million of net proceeds.  Concurrent with the completion of the offering, shares of Jacksonville Bancorp, Inc., a federal corporation, common stock owned by public stockholders were exchanged for 1.0016 shares of the Company’s common stock.  As a result of the offering and the exchange, at June 30, 2011, the Company had 1,930,955 shares outstanding and a market capitalization of $24.1 million.  The shares of common stock sold in the offering and issued in the exchange, trade on the NASDAQ Capital market under the symbol “JXSB.”

3.	NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Early adoption is permitted.  The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, FASB issued ASU No. 2011-03.  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. and international accounting standards.

The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The Company is currently evaluating the impact of this standard.

4.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income available to common
shareholders	$904,834	$180,124	$1,639,573	$678,981

Basic average shares outstanding	1,891,706	1,920,817	1,888,670	1,920,817

Diluted potential common shares:
Stock option equivalents	-	4,440	-	4,088
Diluted average shares outstanding	1,891,706	1,925,257	1,888,670	1,924,905

Basic earnings per share	$0.48	$0.09	$0.87	$0.35

Diluted earnings per share	$0.48	$0.09	$0.87	$0.35

Stock options for 4,504 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ending June 30, 2011, because they were anti-dilutive.  Stock options for 4,500 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ending June 30, 2010, because they were anti-dilutive.

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

A summary of ESOP shares at June 30, 2011, is shown below.

Unearned shares	38,495
Shares committed for release	1,038
Allocated shares	49,344
Total ESOP shares	88,877

Fair value of unearned shares	$481,188

6.	LOAN PORTFOLIO COMPOSITION

At June 30, 2011 and December 31, 2010, the composition of the Company’s loan portfolio is shown below.

	June 30, 2011	December 31, 2010

Mortgage loans on real estate
One-to-four family residential	$38,208,843	$37,227,211
Commercial	43,011,180	45,361,944
Agricultural	31,632,558	28,163,488
Home equity	17,939,927	19,526,162
Total mortgage loans on real estate	130,792,508	130,278,805

Commercial business	22,430,621	22,810,203
Agricultural business	8,503,056	8,176,396
Consumer	16,194,069	18,190,307
	177,920,254	179,455,711

Less
Net deferred loan fees	40,226	49,308
Allowance for loan losses	3,160,826	2,964,285

Net loans	$174,719,202	$176,442,118

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Home Equity	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance, April 1, 2011	$514,330	$1,093,553	$104,867	$506,317	$141,044	$267,660	$121,873	$129,606	$2,879,250
Provision charged to expense	72,461	50,535	7,341	(52,393)	11,375	8,713	4,490	47,478	150,000
Losses charged off	(24,809)	—	—	—	—	—	—	—	(24,809)
Recoveries	—	700	—	153,609	—	1,275	801	—	156,385
Ending balance, June 30, 2011	$561,982	$1,144,788	$112,208	$607,533	$152,419	$277,648	$127,164	$177,084	$3,160,826

Beginning balance, January 1, 2011	$561,309	$1,193,928	$92,988	$472,376	$58,250	$300,257	$163,690	$121,487	$2,964,285
Provision charged to expense	32,884	202,803	19,220	(18,652)	94,169	(23,589)	(37,432)	55,597	325,000
Losses charged off	(32,211)	(260,785)	—	—	—	(4,162)	(1,097)	—	(298,255)
Recoveries	—	8,842	—	153,809	—	5,142	2,003	—	169,796
Ending balance, June 30, 2011	$561,982	$1,144,788	$112,208	$607,533	$152,419	$277,648	$127,164	$177,084	$3,160,826

Ending balance: individually evaluated for impairment	$89,795	$314,285	$—	$227,698	$—	$—	$—	$—	$631,778
Ending balance: collectively evaluated for impairment	$472,187	$830,503	$112,208	$379,835	$152,419	$277,648	$127,164	$177,084	$2,529,048
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$38,208,843	$43,011,180	$31,632,558	$22,430,621	$8,503,056	$17,939,927	$16,194,069	$—	$177,920,254
Ending balance: individually evaluated for impairment	$639,589	$1,754,057	$—	$570,677	$—	$—	$—	$—	$2,964,323
Ending balance: collectively evaluated for impairment	$37,569,254	$41,257,123	$31,632,558	$21,859,944	$8,503,056	$17,939,927	$16,194,069	$—	$174,955,931
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2010
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Home Equity	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$391,762	$738,996	$73,257	$631,347	$21,242	$249,312	$88,044	$96,041	$2,290,001
Provision charged to expense	246,401	1,217,072	19,731	(21,371)	37,008	126,477	74,236	25,446	1,725,000
Losses charged off	(98,245)	(787,191)	—	(144,100)	—	(88,106)	(11,070)	—	(1,128,712)
Recoveries	21,391	25,051	—	6,500	—	12,574	12,480	—	77,996
Balance, end of year	$561,309	$1,193,928	$92,988	$472,376	$58,250	$300,257	$163,690	$121,487	$2,964,285
Ending balance: individually evaluated for impairment	$89,795	$428,514	$—	$72,393	$—	$—	$—	$—	$590,702
Ending balance: collectively evaluated for impairment	$471,514	$765,414	$92,988	$399,983	$58,250	$300,257	$163,690	$121,487	$2,373,583
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$37,227,211	$45,361,944	$28,163,488	$22,810,203	$8,176,396	$19,526,162	$18,190,307	$—	$179,455,711
Ending balance: individually evaluated for impairment	$369,749	$2,220,562	$—	$606,273	$—	$—	$—	$—	$3,196,584
Ending balance: collectively evaluated for impairment	$36,857,462	$43,141,382	$28,163,488	$22,203,930	$8,176,396	$19,526,162	$18,190,307	$—	$176,259,127
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2011 and December 31, 2010.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Commercial Business		Agricultural Business
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Pass	$35,449,250	$34,258,180	$39,459,596	$41,534,866	$31,203,691	$27,768,600	$21,373,420	$21,621,978	$7,578,129	$7,818,536
Special Mention	1,633,658	1,476,077	866,808	733,561	428,867	394,888	318,370	186,598	924,927	357,860
Substandard	1,125,935	1,492,954	2,684,776	3,093,517	—	—	738,831	1,001,627	—	—

Total	$38,208,843	$37,227,211	$43,011,180	$45,361,944	$31,632,558	$28,163,488	$22,430,621	$22,810,203	$8,503,056	$8,176,396

	Home Equity		Consumer
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Rating:
Pass	$16,711,020	$18,064,116	$15,879,366	$17,471,747
Special Mention	225,871	223,034	215,435	570,589
Substandard	1,003,036	1,239,012	99,268	147,971

Total	$17,939,927	$19,526,162	$16,194,069	$18,190,307

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One-to-four family residential	$629,440	$82,965	$533,140	$1,245,545	$36,963,298	$38,208,843	$—
Agricultural real estate	—	—	—	—	31,632,558	31,632,558	—
Commercial real estate	—	—	93,077	93,077	42,918,103	43,011,180	—
Agricultural business	—	—	—	—	8,503,056	8,503,056	—
Commercial business	—	5,094	—	5,094	22,425,527	22,430,621	—
Home equity	110,814	10,691	229,916	351,421	17,588,506	17,939,927	—
Consumer	187,963	11,910	1,329	201,202	15,992,867	16,194,069	1,329

Total	$928,217	$110,660	$857,462	$1,896,339	$176,023,915	$177,920,254	$1,329

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One-to-four family residential	$458,119	$161,875	$846,582	$1,466,576	$35,760,635	$37,227,211	$—
Agricultural real estate	—	—	—	—	28,163,488	28,163,488	—
Commercial real estate	921,392	146,090	521,012	1,588,494	43,773,450	45,361,944	—
Agricultural business	—	—	—	—	8,176,396	8,176,396	—
Commercial business	6,024	—	—	6,024	22,804,179	22,810,203	—
Home equity	511,203	10,387	275,179	796,769	18,729,393	19,526,162	—
Consumer	78,216	76,859	9,383	164,458	18,025,849	18,190,307	—

Total	$1,974,954	$395,211	$1,652,156	$4,022,321	$175,433,390	$179,455,711	$—

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

The following tables present impaired loans at or for the three and six months ended June 30, 2011 and the year ended December 31, 2010.

	Three Months Ended June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family	$270,743	$270,743	$—	$272,147	$2,943
Commercial real estate	121,962	121,962	—	123,353	950
Loans with a specific valuation allowance
One-to-four family	368,846	368,846	89,795	400,722	6,328
Commercial real estate	1,632,094	1,632,094	314,285	1,709,108	17,553
Commercial business	570,678	570,678	227,698	596,623	10,441
Total:
One-to-four family	639,589	639,589	89,795	672,869	9,271
Commercial real estate	1,754,056	1,754,056	314,285	1,832,461	18,503
Commercial business	570,678	570,678	227,698	596,623	10,441

Total	$2,964,323	$2,964,323	$631,778	$3,101,953	$38,215

	Six Months Ended June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family	$270,743	$270,743	$—	$274,924	$6,058
Commercial real estate	121,962	121,962	—	124,771	1,925
Loans with a specific valuation allowance
One-to-four family	368,846	368,846	89,795	400,955	12,685
Commercial real estate	1,632,094	1,632,094	314,285	1,752,553	37,430
Commercial business	570,678	570,678	227,698	603,151	20,983
Total:
One-to-four family	639,589	639,589	89,795	675,879	18,743
Commercial real estate	1,754,056	1,754,056	314,285	1,877,324	39,355
Commercial business	570,678	570,678	227,698	603,151	20,983

Total	$2,964,323	$2,964,323	$631,778	$3,156,354	$79,081

	Year Ended December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
Commercial real estate	$127,653	$127,653	$—	$309,365	$14,432
Commercial business	—	—	—	10,636	545
Consumer	—	—	—	10,762	628
Loans with a specific valuation allowance
One-to-four family	369,749	369,749	109,622	536,944	4,785
Commercial real estate	2,092,909	2,092,909	408,687	2,578,312	77,973
Commercial business	606,273	606,273	72,393	722,393	36,958
Consumer	—	—	—	5,106	425
Total:
One-to-four family	369,749	369,749	109,622	536,944	4,785
Commercial real estate	2,220,562	2,220,562	408,687	2,887,677	92,405
Commercial business	606,273	606,273	72,393	733,029	37,503
Consumer	—	—	—	15,868	1,053

Total	$3,196,584	$3,196,584	$590,702	$4,173,518	$135,746

The following table presents the Company’s nonaccrual loans at June 30, 2011 and December 31, 2010.  This table excludes performing troubled debt restructurings.

	June 30, 2011	December 31, 2010

One-to-four family	$831,511	$1,019,252
Agricultural real estate	—	—
Commercial real estate	1,329,740	1,359,060
Agricultural business	—	—
Commercial business	73,517	84,361
Home equity	429,896	565,905
Consumer	150,545	106,159

Total	$2,815,209	$3,134,737

7.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2011:
U.S. government and agencies	$14,155,117	$224,807	$(6,038)	$14,373,886
Mortgage-backed securities (government-sponsored enterprises - residential)	44,436,598	869,049	(81,863)	45,223,784
Municipal bonds	43,009,377	1,325,899	(62,922)	44,272,354
	$101,601,092	$2,419,755	$(150,823)	$103,870,024

December 31, 2010:
U.S. government and agencies	$12,530,787	$112,102	$(93,947)	$12,548,942
Mortgage-backed securities (government-sponsored enterprises - residential)	41,979,525	480,709	(465,384)	41,994,850
Municipal bonds	40,584,897	407,015	(668,983)	40,322,929
	$95,095,209	$999,826	$(1,228,314)	$94,866,721

The amortized cost and fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$590,424	$593,387
One to five years	10,007,212	10,231,600
Five to ten years	24,723,091	25,423,249
After ten years	21,843,767	22,398,004
	57,164,494	58,646,240
Mortgage-backed securities (government-sponsored enterprises - residential)	44,436,598	45,223,784
	$101,601,092	$103,870,024

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $23,967,000 at June 30, 2011 and $26,629,000 at December 31, 2010.

The book value of securities sold under agreement to repurchase amounted to $4,153,000 at June 30, 2011 and $4,018,000 at December 31, 2010.

Gross gains of $109,000 and $344,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2011 and 2010, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2011 was $17,634,000, which is approximately 17% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(62,922)	$5,694,614	$-	$-	$(62,922)	$5,694,614
U.S. government and agencies	(6,038)	993,962	-	-	(6,038)	993,962
Subtotal	(68,960)	6,688,576	-	-	(68,960)	6,688,576

Mortgage-backed securities
(government sponsored enterprises - residential)	(81,863)	10,945,721	-	-	(81,863)	10,945,721

Total	$(150,823)	$17,634,297	$-	$-	$(150,823)	$17,634,297

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

June 30, 2011
Net unrealized gain on securities available-for-sale	$2,606,636
Less reclassification adjustment for realized gains included in income	109,218
Other comprehensive income before tax effect	2,497,418
Tax expense	(849,122)
Other comprehensive income	$1,648,296

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2011	December 31, 2010
Net unrealized gain on securities available-for-sale	$2,268,932	$(228,488)
Tax effect	(771,438)	77,686
Net-of-tax amount	$1,497,494	$(150,802)

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For those investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data market research publications are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and agencies, mortgage-backed securities (Government-sponsored enterprises – residential) and municipal bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company did not have securities considered Level 3 as of June 30, 2011.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

			June 30, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$14,373,886	$-	$14,373,886	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	45,223,784	-	45,223,784	-
Municipal bonds	44,272,354	-	44,272,354	-

			December 31, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$12,548,942	$-	$12,548,942	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	41,994,850	-	41,994,850	-
Municipal bonds	40,322,929	-	40,322,929	-

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.  Fair value adjustments were $(75,195) at June 30, 2011 and $(746,263) at December 31, 2010.

Mortgage Servicing Rights - The fair value used to determine the valuation allowance is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.  Fair value adjustments on mortgage servicing rights were $(17,328) at June 30, 2011 and $(7,547) at December 31, 2010.

Foreclosed Assets – Foreclosed assets consist primarily of real estate owned.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the real estate owned or foreclosed asset could differ from the original estimate and are classified within Level 3 of the fair value hierarchy.  Fair value adjustments on foreclosed assets were $91,855 at June 30, 2011 and $76,998 at December 31, 2010.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

			June 30, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$2,332,545	$-	$-	$2,332,545
Mortgage servicing rights	793,680			793,680
Foreclosed assets	551,732	-	-	551,732

		December 31, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$2,407,740	$-	$-	$2,407,740
Mortgage servicing rights	797,327			797,327
Foreclosed assets	459,877	-	-	459,877

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$5,564,388	$5,564,388	$8,943,400	$8,943,400
Available-for-sale securities	103,870,024	103,870,024	94,866,721	94,866,721
Other investments	122,010	122,010	130,049	130,049
Loans, held for sale	231,800	231,800	280,000	280,000
Loans, net of allowance for loan losses	174,719,202	173,556,376	176,442,118	175,436,281
Federal Home Loan Bank stock	1,113,800	1,113,800	1,113,800	1,113,800
Interest receivable	2,394,999	2,394,999	1,872,779	1,872,779
Financial Liabilities
Deposits	256,606,742	259,030,406	256,423,647	259,188,963
Short-term borrowings	4,153,462	4,153,462	4,018,235	4,018,235
Advances from borrowers for taxes and insurance	715,797	715,797	629,788	629,788
Interest payable	408,345	408,345	556,257	556,257
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

10.	FEDERAL HOME LOAN BANK STOCK

The Company owns $1,113,800 of Federal Home Loan Bank stock as of June 30, 2011.  The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval.  The FHLB resumed paying dividends during the first quarter of 2011 at an annualized rate of 10 basis points per share.  Management performed an analysis and deemed the cost method investment in FHLB stock is ultimately recoverable and therefore not impaired.

11.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the six month period ending June 30, 2011 and the year ended December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of year	$797,327	$850,313
Servicing rights capitalized	43,759	257,316
Amortization of servicing rights	(64,734)	(302,755)
Change in valuation allowance	17,328	(7,547)
Balance, end of period	$793,680	$797,327

Activity in the valuation allowance for mortgage servicing rights for the six month period ending June 30, 2011 and the year ended December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of year	$163,989	$156,442
Additions	-	165,651
Reductions	(17,328)	(158,104)
Balance, end of period	$146,661	$163,989

12.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2011 and 2010 is shown below.

	June 30, 2011	June 30, 2010
Computed at the statutory rate (34%)	$772,274	$231,057
Increase (decrease) resulting from
Tax exempt interest	(249,046)	(199,349)
State income taxes, net	135,251	33,180
Increase in cash surrender value	(27,063)	(60,000)
Other, net	406	(4,289)

Actual tax expense	$631,822	$599

13.	COMMITMENTS AND CONTINGENCIES

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

Forward Looking Statements

This Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, the effect of disruptions in the financial markets, changes in interest rates, general economic conditions and the current weak state of the United States economy, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation, including the Dodd-Frank Act and the elimination of the Office of Thrift Supervision; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services.

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

Foreclosed Assets – Foreclosed assets primarily consist of real estate owned.  Real estate owned acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing fair value when the asset is acquired, the actual fair value of the other real estate owned could differ from the original estimate.  If it is determined that fair value of an asset declines subsequent to foreclosure, the asset is written down through a charge to non-interest expense.  Operating costs associated with the assets after acquisition are also recorded as non-interest expense.  Gains and losses on the disposition of other real estate owned are netted and posted to non-interest expense.

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

Financial Condition

June 30, 2011 Compared to December 31, 2010

Total assets increased by $3.4 million, or 1.1%, to $304.9 million at June 30, 2011 from $301.5 million at December 31, 2010.  Net loans decreased $1.7 million, or 1.0%, to $174.7 million at June 30, 2011 from $176.4 million at December 31, 2010.  The decrease in loan volume was due to low loan demand as a result of the current weakened economy, as well as normal loan repayments.  Available-for-sale investment securities increased $5.8 million, or 10.9%, to $58.6 million at June 30, 2011 from $52.9 million at December 31, 2010.  Mortgage-backed securities also increased $3.2 million, or 7.7%, to $45.2 million at June 30, 2011 from $42.0 million at December 31, 2010.  The growth in investment securities and mortgage-backed securities was primarily due to the investment of funds from cash and cash equivalents and decreased loan volume.  Cash and cash equivalents decreased $3.4 million to $5.6 million at June 30, 2011 from $8.9 million at December 31, 2010.

Total deposits increased $183,000 to $256.6 million at June 30, 2011.  The mix of our deposits has changed during 2011 with an $11.9 million increase in transaction accounts, partially offset by an $11.7 million decrease in time deposits.  Transaction accounts have continued to grow, and time deposits have declined, as customers have preferred to maintain short-term, liquid deposits in the current low interest rate environment.  Deposit volumes have also benefitted from customers choosing the safety of insured deposits versus alternative investments.  Other borrowings, which consisted of overnight repurchase agreements, increased $135,000 during this same time frame.

Stockholders’ equity increased $3.1 million, or 8.6%, to $38.7 million at June 30, 2011.  The increase in stockholders’ equity was the result of $1.6 million in net income and $1.6 million in other comprehensive income, which was partially offset by the payment of $280,000 in cash dividends.  Other comprehensive income consisted of the increase in net unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General:  Net income for the three months ended June 30, 2011 was $905,000, or $0.48 per common share, basic and diluted, compared to net income of $180,000, or $0.09 per common share, basic and diluted, for the three months ended June 30, 2010.  The $725,000 increase in net income was due to an increase of $468,000 in net interest income and decreases of $700,000 in the provision for loan losses and $83,000 in non-interest expense, partially offset by a decrease of $49,000 in non-interest income and an increase of $477,000 in income taxes.

Interest Income:  Total interest income for the three months ended June 30, 2011 increased $212,000, or 6.3%, to $3.6 million from $3.4 million for the same period of 2010.  The increase in interest income reflected a $28,000 increase in interest income on loans, a $65,000 increase in interest income on investment securities, a $120,000 increase in interest income on mortgage-backed securities and a $1,000 decrease in other interest-earning assets.

Interest income on loans increased $28,000 to $2.7 million for the second quarter of 2011 primarily due to an increase in the average balance of loans.  The average balance of the loan portfolio increased $1.2 million to $177.5 million for the second quarter of 2011.  The increase in the average balance of the loan portfolio reflected an increase in the average balance of commercial and agricultural real estate loans during the second quarter of 2011 compared to the second quarter of 2010. The average yield on loans increased to 6.11% during the second quarter of 2011 from 6.09% during the second quarter of 2010.

Interest income on investment securities increased $65,000 to $516,000 for the second quarter of 2011 from $451,000 for the second quarter of 2010. The increase reflected a $6.1 million increase in the average balance of the investment securities portfolio to $57.6 million during the second quarter of 2011, compared to $51.5 million for the second quarter of 2010.  The increase in the average balance of investment securities reflected the investment of funds from the capital raised during our 2010 second step offering and the lack of corresponding loan demand.  The average yield of investment securities increased to 3.59% during the second quarter of 2011 from 3.51% during the second quarter of 2010.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities increased $120,000 to $367,000 for the second quarter of 2011, compared to $247,000 for the second quarter of 2010.  The increase was mostly due to a $12.4 million increase in the average balance of mortgage-backed securities to $45.8 million during the second quarter of 2011 from $33.4 million during the second quarter of 2010.  The increase in the average balance of mortgage-backed securities also reflected the investment of funds from the capital raised during our 2010 second step offering.  The increase in interest income on mortgage-backed securities also reflected a 25 basis point increase in the average yield of mortgage-backed securities to 3.20% for the second quarter of 2011, compared to 2.95% for the second quarter of 2010.  The average yield benefitted from reduced premium amortization resulting from slower national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $71,000 to $66,000 during the second quarter of 2011, compared to $137,000 during the second quarter of 2010.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, decreased $1,000 during the second quarter of 2011.  The average yield on other interest-earning assets decreased to 0.04% during the second quarter of 2011 from 0.14% during the second quarter of 2010.  The average balance of these accounts increased $400,000 to $6.4 million for the three months ended June 30, 2011 compared to $6.0 million for the three months ended June 30, 2010.

Interest Expense: Total interest expense decreased $256,000, or 25.4%, to $752,000 for the three months ended June 30, 2011 compared to $1.0 million for the three months ended June 30, 2010.  The lower interest expense was due to a $259,000 decrease in the cost of deposits, partially offset by a $3,000 increase in the cost of borrowed funds.

Interest expense on deposits decreased $259,000 to $747,000 for the second quarter of 2011 compared to $1.0 million for the second quarter of 2010.  The decrease in interest expense on deposits was primarily due to a 47 basis point decrease in the average rate paid on deposits to 1.26% during the second quarter of 2011 from 1.73% during the second quarter of 2010.  The decrease reflected ongoing low short-term market interest rates during 2011.  The decrease in the average rate paid was partially offset by a $4.1 million increase in the average balance of deposits to $237.4 million for the second quarter of 2011.  The increase was primarily due to a $5.5 million increase in the average balance of transaction accounts.

Interest paid on borrowed funds increased $3,000 to $5,000 for the second quarter of 2011 due to an increase in the average balance and cost of borrowings.  The average balance of borrowed funds increased to $4.9 million during the second quarter of 2011 compared to $3.0 million during the same period of 2010.  The average rate paid on borrowed funds increased to 0.43% during the second quarter of 2011 compared to 0.33% during the second quarter of 2010.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $468,000, or 19.7%, to $2.8 million for the three months ended June 30, 2011 from $2.4 million for the three months ended June 30, 2010.  Our interest rate spread increased by 40 basis points to 3.76% during the second quarter of 2011 from 3.36% during the second quarter of 2010.  Our net interest margin increased 40 basis points to 3.96% for the second quarter of 2011 from 3.56% for the first quarter of 2010.  Our net interest income continues to benefit from a steeper than normal yield curve.  Low short-term market interest rates have resulted in our cost of funds decreasing faster than the yield on our loans.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses totaled $150,000 during the second quarter of 2011, compared to $850,000 during the second quarter of 2010.  The decrease in the provision for loan losses reflected a lower level of net charge-offs.  Net charge-offs decreased $877,000 to a net recovery of $132,000 during the second quarter of 2011, compared to net charge-offs of $745,000 during the second quarter of 2010.

While the level of charge-offs decreased during 2011 compared to 2010, the historically higher level of charge-offs for both years have resulted in an increase in our average loss factors.  The higher level of charge-offs was concentrated in our commercial and commercial real estate portfolios, and have contributed to the higher balance of the allowance for loan losses.  The allowance for loan losses increased $501,000 to $3.2 million at June 30, 2011 from $2.7 million at June 30, 2010.  Loans delinquent 30 days or more decreased $2.1 million to $1.9 million, or 1.07% of total loans, as of June 30, 2011, from $4.0 million, or 2.24% of total loans, as of December 31, 2010.  Loans delinquent 30 days or more totaled $4.1 million, or 2.33% of total loans at June 30, 2010.

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

	June 30, 2011	December 31, 2010

Non-accruing loans:
One-to-four family residential	$831,511	$1,019,252
Commercial real estate	1,329,740	1,359,060
Commercial business	73,517	84,361
Home equity	429,896	565,905
Consumer	150,545	106,159
Total	$2,815,209	$3,134,737

Accruing loans delinquent more than 90 days:
Consumer	$1,329	$-
Total	$1,329	$-

Foreclosed assets:
One-to-four family residential	$121,200	$207,412
Commercial real estate	430,532	252,465
Total	$551,732	$459,877

Total nonperforming assets	$3,368,270	$3,594,614

Total as a percentage of total assets	1.10%	1.19%

Nonperforming assets decreased $226,000 to $3.4 million, or 1.10% of total assets, as of June 30, 2011, compared to $3.6 million, or 1.19% of total assets, as of December 31, 2010.  The decrease in nonperforming assets was due to a $320,000 decrease in nonperforming loans, partially offset by a $92,000 increase in real estate owned.  Nonperforming loans decreased to $2.8 million as of June 30, 2011, from $3.1 million at December 31, 2010.  The decrease in nonperforming loans primarily reflected the transfer of $399,000 of loans into real estate owned.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2011 and December 31, 2010.  All non-accruing loans are automatically placed on the watch list.  The decrease in Substandard credits reflected $682,000 in transfers to real estate owned and write-offs and $412,000 in credits upgraded to Special Mention.

	June 30, 2011	December 31, 2010

Special Mention credits	$4,613,936	$3,942,607
Substandard credits	5,651,846	6,975,081
Total watch list credits	$10,265,782	$10,917,688

Non-Interest Income:  Non-interest income decreased $49,000, or 4.8%, to $975,000 for the three months ended June 30, 2011 from $1.0 million for the same period in 2010.  The decrease in non-interest income resulted primarily from decreases of $148,000 in gains on the sale of available-for-sale securities, $21,000 in service charges on deposits, and $19,000 in income from mortgage banking operations, partially offset by increases of $134,000 in commission income and $15,000 in income from fiduciary activities.  The decrease in gains on the sale of securities reflected a lower volume of sales during the second quarter of 2011.  Service charges on deposits decreased primarily due to a lower volume of insufficient fund fees during this same period.  The decrease in mortgage banking income was due to a lower volume of loan sales in 2011 due to a lower volume of mortgage originations, which are affected by changes in market interest rates.  The increase in commission income and fiduciary activities reflected improved market conditions and growth in customer accounts.

Non-Interest Expense:  Total non-interest expense decreased $83,000 to $2.4 million for the three months ended June 30, 2011 from $2.5 million for the same period of 2010.  The decrease in non-interest expense consisted mainly of decreases of $166,000 in the impairment of mortgage servicing rights, $48,000 in FDIC insurance premiums, and $64,000 in other expense, partially offset by increases of $164,000 in compensation and benefits expense and $23,000 in data processing and telecommunications expense.  The decrease in the impairment of mortgage servicing rights was due to a $166,000 impairment charge taken during the second quarter of 2010.  FDIC insurance premiums have benefitted from reduced premium rates effective for the second quarter of 2011.  The reduction in other expense was primarily due to a decrease of $41,000 in real estate owned expenses, which benefitted by an increase of $36,000 in gains on the sale of real estate owned during the second quarter of 2011 compared to the second quarter of 2010.  The increase in compensation and benefits expense resulted from normal salary and benefit cost increases, higher commissions, and expenses related to funding of benefit plans.  Data processing and telecommunications expense increased due to expenses related to an ongoing upgrade of our network and telecommunications equipment.

Income Taxes:  The provision for income taxes increased $477,000 to $368,000 during the second quarter of 2011 compared to the same period of 2010.  The increase in the income tax provision reflected an increase in taxable income due to higher income levels, as well as higher state tax rates, partially offset by an increase in tax-exempt income.  The effective tax rate was 28.93% and (151.55)% during the three months ended June 30, 2011 and 2010, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General:  Net income for the six months ended June 30, 2011 was $1.6 million, or $0.87 per common share, basic and diluted, compared to net income of $679,000, or $0.35 per common share, basic and diluted, for the six months ended June 30, 2010.  The $961,000 increase in net income was due to an increase of $907,000 in net interest income and a decrease of $800,000 in provision for loan losses, partially offset by a decrease of $15,000 in non-interest income and increases of $100,000 in non-interest expense and $631,000 in income taxes.

Interest Income:  Total interest income for the six months ended June 30, 2011 increased $400,000, or 6.1%, to $7.0 million from $6.6 million for the same period of 2010.  The increase in interest income reflected a $12,000 increase in interest income on loans, a $151,000 increase in interest income on investment securities, a $239,000 increase in interest income on mortgage-backed securities and a $2,000 decrease in other interest-earning assets.

Interest income on loans increased $12,000 to $5.4 million for the first half of 2011 due to an increase in the average balance of loans, partially offset by a decrease in the average yield on loans.  The average balance of the loan portfolio increased $2.8 million to $178.3 million for the first six months of 2011.  The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial and agricultural real estate loans.  The average yield on loans decreased to 6.02% during the first six months of 2011 from 6.10% during the first six months of 2010.  The decrease primarily reflected the low interest rate environment.

Interest income on investment securities increased $151,000 to $1.0 million for the first half of 2011 from $851,000 for the first half of 2010.  The increase reflected a $10.9 million increase in the average balance of the investment securities portfolio to $56.8 million during the first six months of 2011, compared to $45.9 million for the first six months of 2010.  The increase in the average balance of investment securities was primarily due to the investment of funds from the capital raised during our 2010 second step offering and the lack of corresponding loan demand.  The average yield of investment securities decreased to 3.53% during the first six months of 2011 from 3.71% for the first six months of 2010 due to purchases of newer securities at lower interest rates.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities increased $239,000 to $647,000 for the first half of 2011, compared to $408,000 for the first half of 2010.  The increase reflected a 67 basis point increase in the average yield of mortgage-backed securities to 2.93% for the first six months of 2011, compared to 2.26% for the first six months of 2010.  The average yield on mortgage-backed securities has benefitted from reduced premium amortization resulting from slower national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $270,000 to $196,000 during first half of 2011, compared to $466,000 during the first half of 2010.  Interest income on mortgage-backed securities also benefitted from an $8.0 million increase in the average balance of mortgage-backed securities to $44.2 million during the first half of 2011 due to the investment of funds from the capital raised during our 2010 second step offering.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, decreased $2,000 to $2,000 during the first half of 2011 primarily due to a decrease in the average yield.  The average yield on other interest-earning assets decreased to 0.07% during the first six months of 2011 from 0.12% during the first six months of 2010.  The average balance of these accounts also decreased $1.3 million to $6.4 million for the six months ended June 30, 2011 compared to $7.7 million for the six months ended June 30, 2010.

Interest Expense:  Total interest expense decreased $507,000, or 24.6%, to $1.6 million for the six months ended June 30, 2011 compared to $2.1 million for the six months ended June 30, 2010.  The lower interest expense was due to a $512,000 decrease in the cost of deposits, partially offset by a $5,000 increase in the cost of borrowed funds.

Interest expense on deposits decreased $512,000 to $1.5 million for the six months ended June 30, 2011 compared to $2.1 million for the six months ended June 30, 2010.  The decrease in interest expense on deposits was primarily due to a 47 basis point decrease in the average rate paid to 1.30% during the first half of 2011 from 1.77% during the first half of 2010.  The decrease reflected low short-term market interest rates which continued during 2011.  The decrease in the average rate paid was partially offset by a $4.3 million increase in the average balance of deposits to $237.5 million for the first half of 2011, compared to $233.2 million for the first half of 2010.

Interest paid on borrowed funds increased $5,000 to $10,000 for the first half of 2011 due to increases in the average cost and in the average balance of borrowings.  The average rate paid on borrowed funds increased to 0.47% during the first six months of 2011 compared to 0.30% during the first six months of 2010.  The average balance of borrowed funds also increased to $4.2 million during the first six months of 2011 compared to $3.1 million during the same period of 2010.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $907,000, or 19.9%, to $5.5 million for the six months ended June 30, 2011 from $4.6 million for the six months ended June 30, 2010.  Our interest rate spread increased by 38 basis points to 3.62% during the first half of 2011 from 3.24% during the first half of 2010.  Our net interest margin increased 39 basis points to 3.82% for the first half of 2011 from 3.43% for the first half of 2010.  Our net interest income continues to benefit from a steeper than normal yield curve.  Low short-term market interest rates have resulted in our cost of funds decreasing faster than the yield on our loans.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30, 2011	June 30, 2010

Balance at beginning of period	$2,964,285	$2,290,001
Charge-offs:
One-to-four family residential	32,211	21,046
Commercial real estate	260,785	718,806
Home equity	4,162	52,948
Consumer	1,097	6,062
Total	298,255	798,862
Recoveries:
One-to-four family residential	-	20,941
Commercial real estate	8,842	4,288
Commercial business	153,809	-
Home equity	5,142	11,424
Consumer	2,003	6,813
Total	169,796	43,466
Net loan charge-offs	128,459	755,396
Additions charged to operations	325,000	1,125,000
Balance at end of period	$3,160,826	$2,659,605

The allowance for loan losses increased $501,000 to $3.2 million at June 30, 2011, from $2.7 million at June 30, 2010.  The increase was the result of the provision for loan losses exceeding net charge-offs.  The provision decreased $800,000 to $325,000 during the first six months of 2011, compared to $1.1 million during the first six months of 2010.  Net charge-offs decreased $627,000 to $128,000 during the first half of 2011, compared to $755,000 during the first half of 2010.  The decrease in the provision during 2011 reflected the lower level of charge-offs.  While the level of charge-offs decreased during 2011 compared to 2010, the historically higher level of charge-offs for both years have resulted in an increase in our average loss factors.  The higher level of charge-offs was concentrated in our commercial and commercial real estate loan portfolios, and have contributed to the higher balance of the allowance for loan losses.

Non-Interest Income:  Non-interest income decreased $15,000, or 0.8%, to $2.0 million for the six months ended June 30, 2011.  The decrease in non-interest income resulted primarily from decreases of $235,000 in gains on the sale of available-for-sale securities, $59,000 in net income from mortgage banking operations, and $33,000 in service charges on deposits, partially offset by increases of $286,000 in commission income and $33,000 in income from fiduciary activities.  The decrease in mortgage banking operations income was due to a lower volume of loan sales in 2011, as we sold $7.5 million of loans to the secondary market during the first half of 2011, compared to $10.9 million during the same period of 2010.  The lower volume of sales reflected a lower volume of mortgage originations, which are affected by changes in market interest rates.  The decrease in gains on the sale of securities reflected a lower volume of sales during 2011.  Service charges on deposits decreased primarily due to a lower volume of insufficient fund fees during 2011.  The increase in commission income and fiduciary activities reflected improved market conditions and growth in customer accounts.

Non-Interest Expense:  Total non-interest expense increased $100,000, or 2.1%, to $4.8 million for the six months ended June 30, 2011 from $4.7 million for the same period of 2010.  The increase in non-interest expense consisted mainly of increases of $304,000 in compensation and benefits expense and $52,000 in data processing and telecommunications, partially offset by decreases of $166,000 in the impairment of mortgage servicing rights, $54,000 in FDIC insurance premiums, and $46,000 in other expense.  The increase in compensation and benefits expense resulted from normal salary and benefit cost increases, higher commissions, and expenses related to funding of benefit plans.  Data processing and telecommunications expense increased due to expenses related to an ongoing upgrade of our network and telecommunications equipment.  The decrease in the impairment of mortgage servicing rights was due to a $166,000 impairment charge taken during the second quarter of 2010.  FDIC insurance premiums have benefitted from reduced premium rates effective for the second quarter of 2011.  The reduction in other expense was primarily due to a decrease of $50,000 in real estate owned expenses, which benefitted from $31,000 in gains on the sale of real estate owned during the first six months of 2011 compared to $30,000 in losses on the sale of real estate owned during the same period of 2010.

Income Taxes: The provision for income taxes increased $631,000 to $632,000 during the first six months of 2011 compared to $1,000 during the same period of 2010.  The increase in the income tax provision reflected an increase in taxable income due to higher income as well as higher state tax rates, partially offset by an increase in the benefit of tax-exempt income.  The effective tax rate was 27.82% and 0.09% during the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At June 30, 2011 and December 31, 2010, cash and cash equivalents totaled $5.6 million and $8.9 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past six months, the most significant sources of funds have been calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At June 30, 2011, the Company had no outstanding FHLB advances and approximately $22.3 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at June 30, 2011 and December 31, 2010 were 36.8% and 34.2%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(In thousands)
Commitments to fund loans	$38,302	$36,871
Standby letters of credit	401	453

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at June 30, 2011, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At June 30, 2011, the Bank’s core capital ratio was 9.75% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At June 30, 2011, minimum requirements and the Bank’s actual ratios are as follows:

	June 30, 2011	December 31, 2010	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	9.75%	9.25%	4.00%
Tier 1 Capital to Risk-Weighted Assets	14.40%	13.52%	4.00%
Total Capital to Risk-Weighted Assets	15.66%	14.77%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended June 30,
	2011			2010
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$177,544	$2,711	6.11%	$176,297	$2,683	6.09%
Investment securities	57,588	516	3.59%	51,474	452	3.51%
Mortgage-backed securities	45,825	367	3.20%	33,413	247	2.95%
Other	6,371	1	0.04%	5,967	2	0.14%
Total interest-earning assets	287,328	3,595	5.01%	267,151	3,384	5.07%

Non-interest earnings assets	19,911			22,134
Total assets	$307,239			$289,285

Interest-bearing liabilities:
Deposits	$237,385	$747	1.26%	$233,265	$1,006	1.73%
Other borrowings	4,880	5	0.43%	2,971	3	0.33%
Total interest-bearing liabilities	242,265	752	1.24%	236,236	1,009	1.71%

Non-interest bearing liabilities	27,614			27,223
Stockholders’ equity	37,360			25,826

Total liabilities/stockholders’ equity	$307,239			$289,285

Net interest income		$2,843			$2,375

Interest rate spread (average yield earned
minus average rate paid)			3.76%			3.36%

Net interest margin (net interest income
divided by average interest-earning assets)			3.96%			3.56%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended June 30,
	2011 Compared to 2010
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$9	$19	$28
Investment securities	10	55	65
Mortgage-backed securities	22	98	120
Other	(1)	-	(1)
Total net change in income on
interest-earning assets	40	172	212

Interest-bearing liabilities:
Deposits	(277)	18	(259)
Other borrowings	1	2	3
Total net change in expense on
interest-bearing liabilities	(276)	20	(256)

Net change in net interest income	$316	$152	$468

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Six Months Ended June 30,
	2011			2010
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$178,347	$5,367	6.02%	$175,585	$5,355	6.10%
Investment securities	56,834	1,002	3.53%	45,880	851	3.71%
Mortgage-backed securities	44,172	647	2.93%	36,133	408	2.26%
Other	6,397	2	0.07%	7,662	4	0.12%
Total interest-earning assets	285,750	7,018	4.91%	265,260	6,618	4.99%

Non-interest earnings assets	20,141			22,285
Total assets	$305,891			$287,545

Interest-bearing liabilities:
Deposits	$237,535	$1,547	1.30%	$233,212	$2,059	1.77%
Other borrowings	4,160	10	0.47%	3,078	4	0.30%
Total interest-bearing liabilities	241,695	1,557	1.29%	236,290	2,063	1.75%

Non-interest bearing liabilities	27,435			25,429
Stockholders’ equity	36,761			25,826

Total liabilities/stockholders’ equity	$305,891			$287,545

Net interest income		$5,461			$4,555

Interest rate spread (average yield earned
minus average rate paid)			3.62%			3.24%

Net interest margin (net interest income
divided by average interest-earning assets)			3.82%			3.43%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Six Months Ended June 30,
	2011 Compared to 2010
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(71)	$83	$12
Investment securities	(44)	195	151
Mortgage-backed securities	137	102	239
Other	(2)	-	(2)
Total net change in income on
interest-earning assets	20	380	400

Interest-bearing liabilities:
Deposits	(549)	37	(512)
Other borrowings	3	2	5
Total net change in expense on
interest-bearing liabilities	(546)	39	(507)

Net change in net interest income	$566	$341	$907

JACKSONVILLE BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to the secondary market, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans.  Our portfolio of mortgage-backed securities, including both fixed and variable rates, also provides monthly cash flow.  The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities.  In recent years, the Company has increased its holdings of variable-rate mortgage-backed securities and shorter term U.S. Agency securities in order to help protect the balance sheet from a potential rising rate environment.  With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts.  The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies.  The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at June 30, 2011 and December 31, 2010 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	June 30, 2011		December 31, 2010		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	(38)	-0.31%	64	0.57%	> (20.00)%
+ 100 basis points	62	0.52%	134	1.19%	> (12.50)%
- 100 basis points	(40)	-0.33%	(36)	-0.32%	> (12.50)%
- 200 basis points	(359)	-2.98%	(385)	-3.42%	> (20.00)%

The table above indicates that as of June 30, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 0.31% decrease in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 0.33% decrease in net interest income.

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

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

At June 30, 2011, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.                Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                  Removed and Reserved

Item 5.                    Other Information

None.

Item 6.                    Exhibits

31.1 - Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2 - Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1 - Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Extension Schema Document
101 CAL - XBRL Taxonomy Calculation Linkbase Document
101 DEF - XBRL Taxonomy Extension Definition Linkbase Document
101 LAB - XBRL Taxonomy Label Linkbase Document
101 PRE - XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC. Registrant

Date: 08/08/2011	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer