Form 10-Q
period 2011-09-30
Jacksonville Bancorp, Inc.
filed 2011-11-10
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period of _______ to _______

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
       ☐  Yes                                ☒  No

As of November 1, 2011, there were 1,930,955 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

September 30, 2011
TABLE OF CONTENTS

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4-5

	Notes to the Condensed Consolidated Financial Statements	6-32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49-50

Item 4	Controls and Procedures	51

PART II	OTHER INFORMATION	52

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	53

EXHIBITS

Section 302 Certifications
Section 906 Certification
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Label Linkbase Document
XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
ASSETS	2011	2010
	(Unaudited)
Cash and cash equivalents	$12,661,261	$8,943,400
Investment securities - available for sale	58,189,547	52,871,871
Mortgage-backed securities - available for sale	42,774,713	41,994,850
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	118,017	130,049
Loans receivable - net of allowance for loan losses of $3,264,049 and $2,964,285 as of September 30, 2011 and December 31, 2010	172,004,012	176,442,118
Loans held for sale - net	834,400	280,000
Premises and equipment - net	5,549,142	5,659,074
Cash surrender value of life insurance	4,366,984	4,238,915
Accrued interest receivable	2,870,479	1,872,779
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $177,371 and $163,989 as of September 30, 2011 and December 31, 2010	720,926	797,327
Real estate owned	502,382	459,877
Deferred income taxes	96,425	1,620,994
Income taxes receivable	97,128	-
Other assets	2,001,206	2,329,232

Total Assets	$306,626,989	$301,480,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$255,534,389	$256,423,647
Other borrowings	5,179,300	4,018,235
Advance payments by borrowers for taxes and insurance	430,744	629,788
Accrued interest payable	388,966	556,257
Deferred compensation payable	3,230,966	3,060,637
Income taxes payable	-	122,934
Other liabilities	1,081,501	991,205
Total liabilities	265,845,866	265,802,703

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,930,955 shares as of September 30, 2011 and 1,923,689 shares as of December 31, 2010	19,310	19,237
Additional paid-in-capital	16,198,515	16,159,960
Retained earnings	22,134,402	20,045,095
Less: Unallocated ESOP shares	(379,760)	(395,340)
Accumulated other comprehensive income (loss)	2,808,656	(150,802)
Total stockholders’ equity	40,781,123	35,678,150

Total Liabilities and Stockholders’ Equity	$306,626,989	$301,480,853

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,724,942	$2,804,964	$8,091,921	$8,159,709
Investment securities	508,445	441,250	1,510,676	1,292,407
Mortgage-backed securities	309,750	245,163	956,464	652,790
Other	281	2,929	2,620	7,494
Total interest income	3,543,418	3,494,306	10,561,681	10,112,400

INTEREST EXPENSE:
Deposits	680,693	973,323	2,227,822	3,032,258
Other borrowings	3,936	3,050	13,801	7,662
Total interest expense	684,629	976,373	2,241,623	3,039,920

NET INTEREST INCOME	2,858,789	2,517,933	8,320,058	7,072,480

PROVISION FOR LOAN LOSSES	150,000	375,000	475,000	1,500,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,708,789	2,142,933	7,845,058	5,572,480

NON-INTEREST INCOME:
Fiduciary activities	50,613	61,122	168,321	145,940
Commission income	349,543	306,636	1,109,470	780,634
Service charges on deposit accounts	247,577	277,204	699,600	762,141
Mortgage banking operations, net	100,920	219,529	167,496	345,463
Net realized gains on sales of available-for-sale securities	29,073	80,422	138,291	424,470
Loan servicing fees	91,403	91,502	278,007	276,114
Other	132,132	137,702	399,547	414,198
Total non-interest income	1,001,261	1,174,117	2,960,732	3,148,960

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,549,788	1,518,017	4,633,564	4,297,475
Occupancy and equipment	258,596	279,531	753,424	777,418
Data processing and telecommunications	136,737	124,610	421,099	356,594
Professional	54,428	45,165	151,036	124,554
Postage and office supplies	62,400	71,342	202,252	216,911
Deposit insurance premium	47,689	106,624	198,145	311,456
Impairment on mortgage servicing rights asset	48,386	-	48,386	165,651
Other	334,727	341,151	909,190	961,190
Total non-interest expense	2,492,751	2,486,440	7,317,096	7,211,249

INCOME BEFORE INCOME TAXES	1,217,299	830,610	3,488,694	1,510,191
INCOME TAXES	345,616	177,289	977,438	177,889

NET INCOME	$871,683	$653,321	$2,511,256	$1,332,302

NET INCOME PER COMMON SHARE - BASIC	$0.46	$0.35	$1.33	$0.70
NET INCOME PER COMMON SHARE - DILUTED	$0.46	$0.35	$1.33	$0.70

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011
					Accumulated
		Additional			Other	Total
	Common	Paid-in	Unallocated	Retained	Comprehensive	Stockholders’	Comprehensive
(Unaudited)	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Equity	Income

BALANCE, DECEMBER 31, 2010	$19,237	$16,159,960	$(395,340)	$20,045,095	$(150,802)	$35,678,150

Net Income	-	-	-	2,511,256	-	2,511,256	$2,511,256

Other comprehensive income - change in net unrealized gains on securities available-for-sale, net of taxes of $1,571,588	-	-	-	-	3,050,730	3,050,730	3,050,730
Less: reclassification adjustment for gains included in net income, net of tax of $47,019	-	-	-	-	91,272	91,272	91,272
Comprehensive Income							$5,470,714

Exercise of stock options	217	211,351	-	-	-	211,568
Tax benefit related to stock options exercised	-	4,609	-	-	-	4,609
Purchase and retirement of common stock	(144)	(181,797)	-	-	-	(181,941)
Shares held by ESOP, commited to be released	-	4,392	15,580	-	-	19,972
Dividends ($0.225 per share)	-	-	-	(421,949)	-	(421,949)

BALANCE, SEPTEMBER 30, 2011	$19,310	$16,198,515	$(379,760)	$22,134,402	$2,808,656	$40,781,123

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,511,256	$1,332,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	238,976	272,952
Amortization of investment premiums and discounts, net	323,001	603,050
Accretion of loan discounts	(4,351)	(1,932)
Net realized gains on sales of available-for-sale securities	(138,291)	(424,470)
Provision for loan losses	475,000	1,500,000
Mortgage banking operations, net	(167,496)	(345,463)
Loss (gain) on sale of real estate owned	(27,495)	14,167
Impairment on mortgage servicing rights asset	48,386	165,651
Shares held by ESOP commited to be released	19,972	8,586
Tax benefit related to stock options exercised	4,609	-
Changes in income taxes payable	(220,062)	(255,129)
Changes in assets and liabilities	(696,909)	(834,035)
Net cash provided by operations before loan sales	2,366,596	2,035,679
Origination of loans for sale to secondary market	(18,354,636)	(29,714,297)
Proceeds from sales of loans to secondary market	17,995,747	29,619,053
Net cash provided by operating activities	2,007,707	1,940,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(36,192,203)	(56,098,581)
Maturity or call of investment securities available-for-sale	6,255,000	13,740,000
Sale of investment securities available-for-sale	22,745,055	24,325,429
Principal payments on mortgage-backed and investment securities	5,405,958	8,385,293
Proceeds from sale of real estate owned	295,052	303,340
Net (increase) decrease in loans	3,649,895	(6,679,963)
Additions to premises and equipment	(129,044)	(34,452)

Net cash provided by (used in) investing activities	2,029,713	(16,058,934)

		(Continued )

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(889,258)	$3,679,426
Net increase (decrease) in other borrowings	1,161,065	(318,171)
Decrease in advance payments by borrowers for taxes and insurance	(199,044)	(177,594)
Exercise of stock options	211,568	-
Purchase and retirement of treasury stock related to stock options	(181,941)	-
Merger of Jacksonville Bancorp, MHC	-	789,092
Cash paid for fractional shares in exchange	-	(1,529)
Net proceeds from stock offering	-	9,226,207
Purchase of shares for ESOP	-	(416,140)
Dividends paid - common stock	(421,949)	(276,591)

Net cash provided by financing activities	(319,559)	12,504,700

NET DECREASE IN CASH AND CASH EQUIVALENTS	3,717,861	(1,613,799)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,943,400	15,696,474

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,661,261	$14,082,675

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$2,395,113	$3,198,134
Interest on other borrowings	13,801	10,662
Income taxes paid	1,197,500	403,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$449,396	$637,699
Loans to facilitate sales of real estate owned	131,834	75,280

JACKSONVILLE BANCORP, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

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

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2011 and December 31, 2010 and the results of its operations for the three and nine month periods ended September 30, 2011 and 2010.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 filed as an exhibit to the Company’s Form 10-K filed in March, 2011.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

On July 14, 2010, Jacksonville Bancorp, Inc. completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  Jacksonville Savings Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 1,040,352 shares of common stock in the subscription and community offerings, including 41,614 shares to the Jacksonville Savings Bank employee stock ownership plan.  All shares were sold at a price of $10 per share, raising $10.4 million in gross proceeds.  Conversion related expenses of $1.2 million were offset against the gross proceeds, resulting in $9.2 million of net proceeds.  Concurrent with the completion of the offering, shares of Jacksonville Bancorp, Inc., a federal corporation, common stock owned by public stockholders were exchanged for 1.0016 shares of the Company’s common stock.  As a result of the offering and the exchange, at September 30, 2011, the Company had 1,930,955 shares outstanding and a market capitalization of $25.6 million.  The shares of common stock sold in the offering and issued in the exchange, trade on the NASDAQ Capital market under the symbol “JXSB.”

3.	NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Early adoption is permitted.  The Company adopted the methodologies prescribed by this ASU during the third quarter of 2011.  The Company added the required disclosures and there was no financial impact related to the financial position or results of operations.

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

ASU No. 2011-08: Intangibles – Goodwill and Other.  In September 2011, the FASB issued Accounting Standards Update 2011-08.  This ASU provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If an entity concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the entity is required to perform the first step of the two-step impairment test.  If the carrying amount of the reporting unit exceeds the fair value, then the entity must perform the second step of the two-step evaluation process.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of this standard.

4.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to common shareholders	$871,683	$653,321	$2,511,256	$1,332,302

Basic average shares outstanding	1,892,637	1,888,953	1,890,032	1,910,079

Diluted potential common shares:
Stock option equivalents	-	880	-	2,795
Diluted average shares outstanding	1,892,637	1,889,833	1,890,032	1,912,874

Basic earnings per share	$0.46	$0.35	$1.33	$0.70

Diluted earnings per share	$0.46	$0.35	$1.33	$0.70

Stock options for 4,504 shares of common stock were not considered in computing diluted earnings per share for the three and nine month periods ending September 30, 2011 and 2010, respectively, because they were anti-dilutive.

5.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In connection with the 2010 conversion and related stock offering, the Bank purchased an additional 41,614 shares for its ESOP for the exclusive benefit of eligible employees.  The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets.  Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 20 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years.  Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.  Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

A summary of ESOP shares at September 30, 2011, is shown below.

Unearned shares	37,976
Shares committed for release	1,557
Allocated shares	49,344
Total ESOP shares	88,877

Fair value of unearned shares	$503,182	.

6.	LOAN PORTFOLIO COMPOSITION

At September 30, 2011 and December 31, 2010, the composition of the Company’s loan portfolio is shown below.

	September 30, 2011	December 31, 2010

Mortgage loans on real estate
One-to-four family residential	$38,110,058	$37,227,211
Commercial	43,056,142	45,361,944
Agricultural	30,844,997	28,163,488
Home equity	16,960,319	19,526,162
Total mortgage loans on real estate	128,971,516	130,278,805

Commercial business	20,239,457	22,810,203
Agricultural business	9,760,290	8,176,396
Consumer	16,343,071	18,190,307
	175,314,334	179,455,711

Less
Net deferred loan fees	46,273	49,308
Allowance for loan losses	3,264,049	2,964,285

Net loans	$172,004,012	$176,442,118

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

Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, builders, attorneys and walk-in customers.  Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Company.  A loan application file is first reviewed by a loan officer in the loan department who checks applications for accuracy and completeness, and verifies the information provided.  The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval.  The board of directors has established individual lending authorities for each loan officer by loan type.  Loans over an individual officer’s lending limit must be approved by the officers’ loan committee consisting of the chairman of the board, president, chief lending officer and all lending officers, which meets three times a week, and has lending authority up to $500,000 depending on the type of loan.  Loans with a principal balance over this limit, up to $1.0 million, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, chief lending officer and at least two outside directors, plus all lending officers as non-voting members.  The board of directors approves all loans with a principal balance over $1.0 million.  The board of directors ratifies all loans that are originated.  Once the loan is approved, the applicant is informed and a closing date is scheduled.  Loan commitments are typically funded within 30 days.

If the loan is approved, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan; flood insurance is required in certain instances.  Title insurance or an attorney’s opinion based on a title search of the property is generally required on loans secured by real property.

One– to Four-Family Mortgage Loans - Historically, the primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Company’s market area.  The Company generates loans through marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  Generally, one- to four-family loan originations are limited to the financing of loans secured by properties located within the Company’s market area.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2011 and December 31, 2010.

	September 30, 2011
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Commercial	Agricultural	Home Equity	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance, July 1, 2011	$561,982	$1,144,788	$112,208	$607,533	$152,419	$277,648	$127,164	$177,084	$3,160,826
Provision charged to expense	177,058	(16,574)	2,438	38,975	(77,509)	9,572	1,272	14,768	150,000
Losses charged off	(61,751)	—	—	—	—	(5,081)	—	—	(66,832)
Recoveries	—	16,000	—	2,025	—	1,161	869	—	20,055
Ending balance, September 30, 2011	$677,289	$1,144,214	$114,646	$648,533	$74,910	$283,300	$129,305	$191,852	$3,264,049

Beginning balance, January 1, 2011	$561,309	$1,193,928	$92,988	$472,376	$58,250	$300,257	$163,690	$121,487	$2,964,285
Provision charged to expense	209,942	186,229	21,658	20,323	16,660	(14,017)	(36,160)	70,365	475,000
Losses charged off	(93,962)	(260,785)	—	—	—	(9,243)	(1,097)	—	(365,087)
Recoveries	—	24,842	—	155,834	—	6,303	2,872	—	189,851
Ending balance, September 30, 2011	$677,289	$1,144,214	$114,646	$648,533	$74,910	$283,300	$129,305	$191,852	$3,264,049

Ending balance:
individually evaluated for impairment	$89,795	$358,563	$—	$266,478	$—	$—	$—	$—	$714,836
Ending balance:
collectively evaluated for impairment	$587,494	$785,651	$114,646	$382,055	$74,910	$283,300	$129,305	$191,852	$2,549,213

Loans:
Ending balance	$38,110,058	$43,056,142	$30,844,997	$20,239,457	$9,760,290	$16,960,319	$16,343,071	$—	$175,314,334
Ending balance:
individually evaluated for impairment	$609,439	$1,784,114	$—	$558,570	$—	$25,754	$—	$—	$2,977,877
Ending balance:
collectively evaluated for impairment	$37,500,619	$41,272,028	$30,844,997	$19,680,887	$9,760,290	$16,934,565	$16,343,071	$—	$172,336,457

	December 31, 2010
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Commercial	Agricultural	Home Equity	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$391,762	$738,996	$73,257	$631,347	$21,242	$249,312	$88,044	$96,041	$2,290,001
Provision charged to expense	246,401	1,217,072	19,731	(21,371)	37,008	126,477	74,236	25,446	1,725,000
Losses charged off	(98,245)	(787,191)	—	(144,100)	—	(88,106)	(11,070)	—	(1,128,712)
Recoveries	21,391	25,051	—	6,500	—	12,574	12,480	—	77,996
Balance, end of year	$561,309	$1,193,928	$92,988	$472,376	$58,250	$300,257	$163,690	$121,487	$2,964,285
Ending balance:
individually evaluated for impairment	$89,795	$428,514	$—	$72,393	$—	$—	$—	$—	$590,702
Ending balance:
collectively evaluated for impairment	$471,514	$765,414	$92,988	$399,983	$58,250	$300,257	$163,690	$121,487	$2,373,583

Loans:
Ending balance	$37,227,211	$45,361,944	$28,163,488	$22,810,203	$8,176,396	$19,526,162	$18,190,307	$—	$179,455,711
Ending balance:
individually evaluated for impairment	$369,749	$2,220,562	$—	$606,273	$—	$—	$—	$—	$3,196,584
Ending balance:
collectively evaluated for impairment	$36,857,462	$43,141,382	$28,163,488	$22,203,930	$8,176,396	$19,526,162	$18,190,307	$—	$176,259,127

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  During the periods presented, none of our loans were classified as Doubtful.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2011 and December 31, 2010.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Commercial Business		Agricultural Business
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Pass	$34,823,868	$34,258,180	$39,685,343	$41,534,866	$30,420,283	$27,768,600	$19,105,079	$21,621,978	$9,385,947	$7,818,536
Special Mention	1,584,441	1,476,077	645,126	733,561	424,714	394,888	408,404	186,598	374,343	357,860
Substandard	1,701,749	1,492,954	2,725,673	3,093,517	—	—	725,974	1,001,627	—	—

Total	$38,110,058	$37,227,211	$43,056,142	$45,361,944	$30,844,997	$28,163,488	$20,239,457	$22,810,203	$9,760,290	$8,176,396

	Home Equity		Consumer
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Rating:
Pass	$15,739,992	$18,064,116	$16,032,255	$17,471,747
Special Mention	229,199	223,034	208,399	570,589
Substandard	991,128	1,239,012	102,417	147,971

Total	$16,960,319	$19,526,162	$16,343,071	$18,190,307

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One-to-four family residential	$619,424	$16,312	$930,606	$1,566,342	$36,543,716	$38,110,058	$—
Agricultural real estate	—	—	—	—	30,844,997	30,844,997	—
Commercial real estate	98,561	—	92,227	190,788	42,865,354	43,056,142	—
Agricultural business	—	—	—	—	9,760,290	9,760,290	—
Commercial business	78,067	—	—	78,067	20,161,390	20,239,457	—
Home equity	138,501	102,033	146,198	386,732	16,573,587	16,960,319	—
Consumer	186,040	85,708	15,874	287,622	16,055,449	16,343,071	—

Total	$1,120,593	$204,053	$1,184,905	$2,509,551	$172,804,783	$175,314,334	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One-to-four family residential	$458,119	$161,875	$846,582	$1,466,576	$35,760,635	$37,227,211	$—
Agricultural real estate	—	—	—	—	28,163,488	28,163,488	—
Commercial real estate	921,392	146,090	521,012	1,588,494	43,773,450	45,361,944	—
Agricultural business	—	—	—	—	8,176,396	8,176,396	—
Commercial business	6,024	—	—	6,024	22,804,179	22,810,203	—
Home equity	511,203	10,387	275,179	796,769	18,729,393	19,526,162	—
Consumer	78,216	76,859	9,383	164,458	18,025,849	18,190,307	—

Total	$1,974,954	$395,211	$1,652,156	$4,022,321	$175,433,390	$179,455,711	$—

The accrual of interest on loans is generally discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at the earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual status or charged-off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following tables present impaired loans at or for the three and nine months ended September 30, 2011 and the year ended December 31, 2010.

	Three Months Ended September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family	$241,017	$241,017	$—	$245,350	$2,560
Commercial real estate	117,741	117,741	—	119,697	909
Home equity	25,754	25,754	—	23,374	597
Loans with a specific valuation allowance
One-to-four family	368,422	368,422	89,795	400,250	6,298
Commercial real estate	1,666,373	1,666,373	358,563	1,704,324	26,101
Commercial business	558,570	558,570	266,478	585,250	10,366
Total:
One-to-four family	609,439	609,439	89,795	645,600	8,858
Commercial real estate	1,784,114	1,784,114	358,563	1,824,021	27,010
Commercial business	558,570	558,570	266,478	585,250	10,366
Home equity	25,754	25,754	—	23,374	597

Total	$2,977,877	$2,977,877	$714,836	$3,078,245	$46,831

	Nine Months Ended September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family	$241,017	$241,017	$—	$253,929	$8,003
Commercial real estate	117,741	117,741	—	123,062	2,834
Home equity	25,754	25,754	—	19,390	1,212
Loans with a specific valuation allowance
One-to-four family	368,422	368,422	89,795	400,717	18,983
Commercial real estate	1,666,373	1,666,373	358,563	1,736,227	63,531
Commercial business	558,570	558,570	266,478	597,118	31,349
Total:
One-to-four family	609,439	609,439	89,795	654,646	26,986
Commercial real estate	1,784,114	1,784,114	358,563	1,859,289	66,365
Commercial business	558,570	558,570	266,478	597,118	31,349
Home equity	25,754	25,754	—	19,390	1,212

Total	$2,977,877	$2,977,877	$714,836	$3,130,443	$125,912

	Year Ended December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
Commercial real estate	$127,653	$127,653	$—	$309,365	$14,432
Commercial business	—	—	—	10,636	545
Consumer	—	—	—	10,762	628
Loans with a specific valuation allowance
One-to-four family	369,749	369,749	109,622	536,944	4,785
Commercial real estate	2,092,909	2,092,909	408,687	2,578,312	77,973
Commercial business	606,273	606,273	72,393	722,393	36,958
Consumer	—	—	—	5,106	425
Total:
One-to-four family	369,749	369,749	109,622	536,944	4,785
Commercial real estate	2,220,562	2,220,562	408,687	2,887,677	92,405
Commercial business	606,273	606,273	72,393	733,029	37,503
Consumer	—	—	—	15,868	1,053

Total	$3,196,584	$3,196,584	$590,702	$4,173,518	$135,746

Included in certain loan categories in the impaired loans are troubled debt restructurings (TDR’s), where economic concessions have been granted to borrowers who have experienced financial difficulties, that were classified as impaired.   These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  TDR’s are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When loans are modified into a TDR, the Company evaluates any possible impairment similar to other impaired loans based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or based upon on the current fair value of the collateral, less selling costs for collateral dependent loans.  If the Company determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, the Company evaluates all TDR’s, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

During the quarter ended September 30, 2011, the Company adopted ASU 2011-02.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired.  As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011, the beginning of our fiscal year, for identification of TDR’s.  The Company identified no loans as troubled debt restructurings for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology.  Thereafter, there was no additional impact to the allowance for loan losses as a result of the adoption.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010

One-to-four family	$215,418	$35,919
Agricultural real estate	—	—
Commercial real estate	1,082,274	640,788
Agricultural business	—	—
Commercial business	335,859	354,599
Home equity	93,968	65,990
Consumer	87,332	112,724

Total	$1,814,851	$1,210,020

The following table presents the recorded balance, at original cost, of troubled debt restructurings, which were performing according to the terms of the restructuring, as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010

One-to-four family	$158,829	$35,919
Agricultural real estate	—	—
Commercial real estate	1,082,274	142,856
Agricultural business	—	—
Commercial business	316,857	354,599
Home equity	63,404	33,085
Consumer	3,799	112,724

Total	$1,625,163	$679,183

The following table presents loans modified as troubled debt restructurings during the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

One-to-four family	3	$179,499	3	$179,499
Agricultural real estate	—	—	—	—
Commercial real estate	—	—	2	943,415
Agricultural business	—	—	—	—
Commercial business	—	—	—	—
Home equity	1	63,404	1	63,404
Consumer	—	—	1	3,799

Total	4	$242,903	7	$1,190,117

During the nine month period ended September 30, 2011, the Company modified three one-to-four family residential real estate loans, with a recorded investment of $179,499, which were deemed to be TDR’s.  Two of the modifications were made to change the payment schedule to interest-only for a period of time.  One of the loans was restructured with the accrued interest capitalized to the balance of the note.  None of the modifications resulted in a reduction of the contractual interest rate or a write-off of the principal balance.

In addition, the Company modified two commercial real estate loans with a total recorded investment of $943,416 to the same borrower.  The loans are participations purchased from another financial institution, which lowered the contractual interest rate and extended the amortization schedule to lower the monthly payment amount.  The modification resulted in a specific allocation to the allowance for loan losses of $138,831 based upon the fair value of the collateral.

The Company also modified one home equity loan with a recorded investment of $63,404 and one consumer loan with a recorded investment of $3,799.  Both modifications were made to extend the amortization schedule and lower the monthly payment amount.  Neither modification resulted in a reduction of the contractual interest rate or a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.  During the nine month period ended September 30, 2011, one residential real estate loan of $56,589 and one home equity loan of $30,564 that were considered TDR’s defaulted as they were more than 90 days past due at September 30, 2011.  In addition, one commercial business loan of $19,002 and one consumer loan of $83,533 that were considered TDR’s defaulted as they were in a nonaccrual status but are performing in accordance with their modified terms.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

The following table presents the Company’s nonaccrual loans at September 30, 2011 and December 31, 2010.  This table excludes performing troubled debt restructurings.

	September 30, 2011	December 31, 2010

One-to-four family	$1,162,742	$1,019,252
Agricultural real estate	—	—
Commercial real estate	415,409	1,359,060
Agricultural business	—	—
Commercial business	69,625	84,361
Home equity	369,679	565,905
Consumer	149,994	106,159

Total	$2,167,449	$3,134,737

7.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2011:
U.S. government and agencies	$14,143,561	$271,319	$-	$14,414,880
Mortgage-backed securities (government-sponsored enterprises - residential)	41,509,203	1,273,931	(8,421)	42,774,713
Municipal bonds	41,055,956	2,730,954	(12,243)	43,774,667
	$96,708,720	$4,276,204	$(20,664)	$100,964,260

December 31, 2010:
U.S. government and agencies	$12,530,787	$112,102	$(93,947)	$12,548,942
Mortgage-backed securities (government-sponsored enterprises - residential)	41,979,525	480,709	(465,384)	41,994,850
Municipal bonds	40,584,897	407,015	(668,983)	40,322,929
	$95,095,209	$999,826	$(1,228,314)	$94,866,721

The amortized cost and fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$90,307	$90,363
One to five years	9,166,274	9,431,159
Five to ten years	25,508,562	26,862,408
After ten years	20,434,374	21,805,617
	55,199,517	58,189,547
Mortgage-backed securities (government-sponsored enterprises - residential)	41,509,203	42,774,713
	$96,708,720	$100,964,260

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $24,613,000 at September 30, 2011 and $26,629,000 at December 31, 2010.

The book value of securities sold under agreement to repurchase amounted to $5,179,000 at September 30, 2011 and $4,018,000 at December 31, 2010.

Gross gains of $138,000 and $424,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2011 and 2010, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2011 was $2,358,000, which is approximately 2% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(12,235)	$1,171,431	$(8)	$50,174	$(12,243)	$1,221,605
Mortgage-backed securities (government sponsored enterprises - residential)	(4,700)	500,977	(3,721)	635,671	(8,421)	1,136,648

Total	$(16,935)	$1,672,408	$(3,729)	$685,845	$(20,664)	$2,358,253

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	September 30, 2011	September 30, 2010
Net unrealized gain on securities available-for-sale	$4,622,319	$1,718,176
Less reclassification adjustment for realized gains included in income	138,291	424,470
Other comprehensive income before tax effect	4,484,028	1,293,706
Tax expense	(1,524,570)	(439,860)
Other comprehensive income	$2,959,458	$853,846

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2011	December 31, 2010
Net unrealized gain on securities available-for-sale	$4,255,540	$(228,488)
Tax effect	(1,446,884)	77,686
Net-of-tax amount	$2,808,656	$(150,802)

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For those investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data market research publications are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and agencies, mortgage-backed securities (Government-sponsored enterprises – residential) and municipal bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company did not have securities considered Level 3 as of September 30, 2011 and December 31, 2010.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

		September 30, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$14,414,880	$-	$14,414,880	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	42,774,713	-	42,774,713	-
Municipal bonds	43,774,667	-	43,774,667	-

		December 31, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$12,548,942	$-	$12,548,942	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	41,994,850	-	41,994,850	-
Municipal bonds	40,322,929	-	40,322,929	-

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.  Fair value adjustments were $(144,700) at September 30, 2011 and $(746,263) at December 31, 2010.

Mortgage Servicing Rights - The fair value used to determine the valuation allowance is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.  Fair value adjustments on mortgage servicing rights were $(48,386) at September 30, 2011 and $(165,651) at December 31, 2010.

Foreclosed Assets – Foreclosed assets consist primarily of real estate owned.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the real estate owned or foreclosed asset could differ from the original estimate and are classified within Level 3 of the fair value hierarchy.  Fair value adjustments on foreclosed assets were $42,505 at September 30, 2011 and $76,998 at December 31, 2010.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

		September 30, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$2,263,040	$-	$-	$2,263,040
Mortgage servicing rights	720,926			720,926
Foreclosed assets	502,382	-	-	502,382

		December 31, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$2,407,740	$-	$-	$2,407,740
Mortgage servicing rights	797,327			797,327
Foreclosed assets	459,877	-	-	459,877

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$12,661,261	$12,661,261	$8,943,400	$8,943,400
Available-for-sale securities	100,964,260	100,964,260	94,866,721	94,866,721
Other investments	118,017	118,017	130,049	130,049
Loans, held for sale	834,400	834,400	280,000	280,000
Loans, net of allowance for loan losses	172,004,012	170,816,122	176,442,118	175,436,281
Federal Home Loan Bank stock	1,113,800	1,113,800	1,113,800	1,113,800
Interest receivable	2,870,479	2,870,479	1,872,779	1,872,779
Financial Liabilities
Deposits	255,534,389	258,036,145	256,423,647	259,188,963
Short-term borrowings	5,179,300	5,179,300	4,018,235	4,018,235
Advances from borrowers for taxes and insurance	430,744	430,744	629,788	629,788
Interest payable	388,966	388,966	556,257	556,257
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

10.	FEDERAL HOME LOAN BANK STOCK

The Company owns $1,113,800 of Federal Home Loan Bank stock as of September 30, 2011.  The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Agency (FHFA).  During the third quarter of 2011, FHLB’s capital plan was approved by the FHFA.  This plan includes a capital stock conversion as of January 1, 2012.  In conjunction with the capital plan, FHLB is preparing a plan for submission to FHFA, for the FHLB to begin repurchasing excess stock over time after the effective date of the capital plan.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval.  The FHLB resumed paying dividends during the first quarter of 2011 at an annualized rate of 10 basis points per share.  Management performed an analysis and deemed the cost method investment in FHLB stock is ultimately recoverable and therefore not impaired.

11.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the nine month period ending September 30, 2011 and the year ended December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of year	$797,327	$850,313
Servicing rights capitalized	77,879	257,316
Amortization of servicing rights	(140,898)	(302,755)
Change in valuation allowance	(13,382)	(7,547)
Balance, end of period	$720,926	$797,327

Activity in the valuation allowance for mortgage servicing rights for the nine month period ending September 30, 2011 and the year ended December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of year	$163,989	$156,442
Additions	48,386	165,651
Reductions	(35,004)	(158,104)
Balance, end of period	$177,371	$163,989

12.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2011 and 2010 is shown below.

	September 30, 2011	September 30, 2010
Computed at the statutory rate (34%)	$1,186,156	$513,465
Increase (decrease) resulting from
Tax exempt interest	(372,532)	(312,190)
State income taxes, net	204,162	60,758
Increase in cash surrender value	(40,968)	(90,402)
Other, net	620	6,258

Actual tax expense	$977,438	$177,889

13.	COMMITMENTS AND CONTINGENCIES

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

Financial Condition

September 30, 2011 Compared to December 31, 2010

Total assets increased by $5.1 million, or 1.7%, to $306.6 million at September 30, 2011 from $301.5 million at December 31, 2010.  Net loans decreased $4.4 million, or 2.5%, to $172.0 million at September 30, 2011 from $176.4 million at December 31, 2010.  The decrease in loan volume was due to low loan demand as a result of the current weakened economy, as well as loan sales to the secondary market, and normal loan repayments.  Available-for-sale investment securities increased $5.3 million, or 10.1%, to $58.2 million at September 30, 2011 from $52.9 million at December 31, 2010.  Mortgage-backed securities also increased $780,000, or 1.9%, to $42.8 million at September 30, 2011 from $42.0 million at December 31, 2010.  Cash and cash equivalents increased $3.7 million to $12.7 million at September 30, 2011 from $8.9 million at December 31, 2010. The growth in cash equivalents, investment securities, and mortgage-backed securities was primarily due to the investment of funds from decreased loan volume and the increase in equity capital.

Total deposits decreased $889,000 to $255.5 million at September 30, 2011.  The mix of our deposits has changed during 2011 with a $9.5 million increase in transaction accounts, partially offset by an $11.0 million decrease in time deposits.  Transaction accounts have continued to grow, and time deposits have declined, as customers have preferred to maintain short-term, liquid deposits in the current low interest rate environment.  Deposit volumes have also benefitted from customers choosing the safety of insured deposits versus alternative investments.  Other borrowings, which consisted of overnight repurchase agreements, increased $1.2 million during this same time frame.

Stockholders’ equity increased $5.1 million, or 14.3%, to $40.8 million at September 30, 2011.  The increase in stockholders’ equity was the result of $2.5 million in net income and $3.0 million in other comprehensive income, which was partially offset by the payment of $422,000 in cash dividends.  Other comprehensive income consisted of the increase in net unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General:  Net income for the three months ended September 30, 2011 was $872,000, or $0.46 per common share, basic and diluted, compared to net income of $653,000, or $0.35 per common share, basic and diluted, for the three months ended September 30, 2010.  The $218,000 increase in net income was due to an increase of $341,000 in net interest income and a decrease of $225,000 in the provision for loan losses, partially offset by a decrease of $173,000 in noninterest income and increases of $7,000 in noninterest expense and $168,000 in income taxes.

Interest Income:  Total interest income for the three months ended September 30, 2011 increased $49,000, or 1.4%, to $3.5 million compared to the same period of 2010.  The increase in interest income reflected an $80,000 decrease in interest income on loans, a $67,000 increase in interest income on investment securities, a $65,000 increase in interest income on mortgage-backed securities and a $3,000 decrease in other interest-earning assets.  As noted below, the changes in the composition of our interest-earning assets reflects the investment in investment securities and mortgage-backed securities during a time period where satisfactory loan origination opportunities were lacking.

Interest income on loans decreased $80,000 to $2.7 million for the third quarter of 2011 primarily due to a decrease in the average yield of loans.  The average yield on loans decreased to 6.13% during the third quarter of 2011 from 6.25% during the third quarter of 2010.  The average balance of the loan portfolio also decreased $1.9 million to $177.7 million for the third quarter of 2011.  The decrease in the average balance of the loan portfolio reflected a decrease in the average balance of residential real estate loans, reflecting loan sales to the secondary market, during the third quarter of 2011 compared to the same quarter of 2010.

Interest income on investment securities increased $67,000 to $508,000 for the third quarter of 2011 from $441,000 for the third quarter of 2010. The increase reflected an increase in the average yield of investment securities to 3.65% during the third quarter of 2011 from 3.38% during the third quarter of 2010.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.  Interest income on investments also benefitted from a $3.6 million increase in the average balance of the investment securities portfolio to $55.8 million during the third quarter of 2011, compared to $52.2 million for the third quarter of 2010.  The increase in the average balance of investment securities reflected the investment of funds from the capital raised during our 2010 second step offering and the lack of corresponding loan demand.

Interest income on mortgage-backed securities increased $65,000 to $310,000 for the third quarter of 2011, compared to $245,000 for the third quarter of 2010.  The increase was mostly due to an $8.2 million increase in the average balance of mortgage-backed securities to $42.9 million during the third quarter of 2011 from $34.7 million during the third quarter of 2010.  The increase in the average balance of mortgage-backed securities also reflected the investment of funds from the capital raised during our 2010 second step offering.  The increase in interest income on mortgage-backed securities also reflected a 6 basis point increase in the average yield of mortgage-backed securities to 2.89% for the third quarter of 2011, compared to 2.83% for the third quarter of 2010.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, decreased $3,000 during the third quarter of 2011.  The average yield on other interest-earning assets decreased to 0.03% during the third quarter of 2011 from 0.12% during the third quarter of 2010.  The average balance of these accounts decreased $5.7 million to $4.1 million for the third quarter of 2011 compared to $9.8 million for the third quarter of 2010.

Interest Expense:  Total interest expense decreased $292,000, or 29.9%, to $685,000 for the three months ended September 30, 2011 compared to $976,000 for the three months ended September 30, 2010.  The lower interest expense was due to a $293,000 decrease in the cost of deposits, partially offset by a $1,000 increase in the cost of borrowed funds.

Interest expense on deposits decreased $293,000 to $681,000 for the third quarter of 2011 compared to $973,000 for the third quarter of 2010.  The decrease in interest expense on deposits was primarily due to a 49 basis point decrease in the average rate paid on deposits to 1.18% during the third quarter of 2011 from 1.67% during the third quarter of 2010.  The decrease reflected ongoing low short-term market interest rates during 2011.  The decrease in the average rate paid was also affected by a $2.7 million decrease in the average balance of deposits to $230.7 million for the third quarter of 2011.  The decrease was primarily due to a $10.1 million decrease in the average balance of time deposit accounts.

Interest paid on borrowed funds increased $1,000 to $4,000 for the third quarter of 2011 due to an increase in the average balance, partially offset by the cost of borrowings.  The average balance of borrowed funds increased to $5.0 million during the third quarter of 2011 compared to $3.0 million during the same period of 2010.  The average rate paid on borrowed funds decreased to 0.32% during the third quarter of 2011 compared to 0.41% during the third quarter of 2010.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $341,000, or 13.5%, to $2.9 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010.  Our interest rate spread increased by 48 basis points to 3.89% during the third quarter of 2011 from 3.41% during the third quarter of 2010.  Our net interest margin increased 43 basis points to 4.08% for the third quarter of 2011 from 3.65% for the third quarter of 2010.  Our net interest income continues to benefit from low short-term market interest rates, which have resulted in our cost of funds decreasing faster than the yield on our loans.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to maintain the allowance for loan losses, after net charge-offs have been deducted, at a level considered adequate to absorb inherent losses in the loan portfolio following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit and in accordance with accounting principles generally accepted in the United States of America.  This review also considered the local economy and the level of bankruptcies and foreclosures in our market area.  The following table sets forth information regarding nonperforming assets at the dates indicated.

	September 30, 2011	December 31, 2010

Non-accruing loans:
One-to-four family residential	$1,162,742	$1,019,252
Commercial real estate	415,409	1,359,060
Commercial business	69,625	84,361
Home equity	369,679	565,905
Consumer	149,994	106,159
Total	$2,167,449	$3,134,737

Accruing loans delinquent more than 90 days:
Consumer	$-	$-
Total	$-	$-

Foreclosed assets:
One-to-four family residential	$71,850	$207,412
Commercial real estate	430,532	252,465
Total	$502,382	$459,877

Total nonperforming assets	$2,669,831	$3,594,614

Total as a percentage of total assets	0.87%	1.19%

The provision for loan losses totaled $150,000 during the third quarter of 2011, compared to $375,000 during the third quarter of 2010.  The decrease in the provision for loan losses reflected a lower level of net charge-offs.  Net charge-offs decreased to $47,000 during the third quarter of 2011, compared to net charge-offs of $123,000 during the third quarter of 2010.

While the level of charge-offs decreased during 2011 compared to 2010, the historically higher level of charge-offs for both years have resulted in an increase in our average loss factors.  The higher level of charge-offs was concentrated in our commercial and commercial real estate portfolios, and have contributed to the higher balance of the allowance for loan losses.  The allowance for loan losses increased $352,000 to $3.3 million at September 30, 2011 from $2.9 million at September 30, 2010.  Loans delinquent 30 days or more decreased $1.5 million to $2.5 million, or 1.43% of total loans, as of September 30, 2011, from $4.0 million, or 2.24% of total loans, as of December 31, 2010.  Loans delinquent 30 days or more totaled $5.2 million, or 2.85% of total loans at September 30, 2010.

Nonperforming assets decreased $925,000 to $2.7 million, or 0.87% of total assets, as of September 30, 2011, compared to $3.6 million, or 1.19% of total assets, as of December 31, 2010.  The decrease in nonperforming assets was due to a $967,000 decrease in nonperforming loans, partially offset by a $42,000 increase in real estate owned.  Nonperforming loans decreased to $2.2 million as of September 30, 2011, from $3.1 million at December 31, 2010.  The decrease in nonperforming loans primarily reflected the improvement of one commercial real estate credit with a balance of $545,000 and the foreclosure of another commercial real estate property with a balance of $498,000.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2011 and December 31, 2010.  All non-accruing loans are automatically placed on the watch list.  The decrease in Substandard credits primarily reflected $727,000 in transfers to real estate owned and related write-offs.

	September 30, 2011	December 31, 2010

Special Mention credits	$3,874,626	$3,942,607
Substandard credits	6,246,941	6,975,081
Total watch list credits	$10,121,567	$10,917,688

Non-Interest Income:  Non-interest income decreased $173,000, or 14.7%, to $1.0 million for the three months ended September 30, 2011 from $1.2 million for the same period in 2010.  The decrease in non-interest income resulted primarily from decreases of $119,000 in income from mortgage banking operations, $51,000 in gains on the sale of available-for-sale securities, and $30,000 in service charges on deposits, partially offset by an increase of $43,000 in commission income.  The decrease in gains on the sale of securities reflected a lower volume of sales during the third quarter of 2011.  Service charges on deposits decreased primarily due to a lower volume of insufficient fund fees during this same period.  The decrease in mortgage banking income was due to a lower volume of loan sales in 2011 due to a lower volume of mortgage originations, which are affected by changes in market interest rates.  The increase in commission income reflected changing market conditions and growth in customer accounts.

Non-Interest Expense:  Total non-interest expense increased $7,000 to $2.5 million for the three months ended September 30, 2011 compared to the same period of 2010.  The increase in non-interest expense consisted mainly of increases of $48,000 in the impairment of mortgage servicing rights and $32,000 in compensation and benefits expense, partially offset by $59,000 in FDIC insurance premiums and $21,000 in occupancy and equipment expense.  The increase in the impairment of mortgage servicing rights was due to a $48,000 impairment charge taken during the third quarter of 2011.  The increase in compensation and benefits expense resulted from normal salary and benefit cost increases, higher commissions, and expenses related to funding of benefit plans.  FDIC insurance premiums decreased as a result of reduced premium rates which became effective in the second quarter of 2011.

Income Taxes:  The provision for income taxes increased $168,000 to $346,000 during the third quarter of 2011 compared to the same period of 2010.  The increase in the income tax provision reflected an increase in taxable income due to higher income levels, as well as higher state tax rates, partially offset by an increase in tax-exempt income.  The effective tax rate was 28.4% and 21.3% during the three months ended September 30, 2011 and 2010, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General:  Net income for the nine months ended September 30, 2011 was $2.5 million, or $1.33 per common share, basic and diluted, compared to net income of $1.3 million, or $0.70 per common share, basic and diluted, for the nine months ended September 30, 2010.  The $1.2 million increase in net income was due to an increase of $1.2 million in net interest income and a decrease of $1.0 million in provision for loan losses, partially offset by a decrease of $188,000 in non-interest income and increases of $106,000 in non-interest expense and $800,000 in income taxes.

Interest Income:  Total interest income for the nine months ended September 30, 2011 increased $449,000, or 4.4%, to $10.6 million from $10.1 million for the same period of 2010.  The increase in interest income reflected a $68,000 decrease in interest income on loans, a $218,000 increase in interest income on investment securities, a $304,000 increase in interest income on mortgage-backed securities and a $5,000 decrease in other interest-earning assets.

Interest income on loans decreased $68,000 to $8.1 million for the first nine months of 2011 due to a decrease in the average yield on loans, partially offset by an increase in the average balance on loans.  The average yield on loans decreased to 6.06% during the first nine months of 2011 from 6.15% during the first nine months of 2010.  The decrease primarily reflected the low interest rate environment.  The average balance of the loan portfolio increased $1.2 million to $178.1 million for the first nine months of 2011.  The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial and agricultural real estate loans.

Interest income on investment securities increased $218,000 to $1.5 million for the first nine months of 2011 from $1.3 million for the first nine months of 2010.  The increase reflected an $8.5 million increase in the average balance of the investment securities portfolio to $56.5 million during the first nine months of 2011, compared to $48.0 million for the first nine months of 2010.  The increase in the average balance of investment securities was primarily due to the investment of funds from the capital raised during our 2010 second step offering and the lack of corresponding loan demand.  The average yield of investment securities decreased to 3.57% during the first nine months of 2011 from 3.59% for the first nine months of 2010 due to purchases of newer securities at lower interest rates.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities increased $304,000 to $956,000 for the first nine months of 2011, compared to $652,000 for the first nine months of 2010.  The increase reflected an $8.1 million increase in the average balance of mortgage-backed securities to $43.8 million during the first nine months of 2011 due to the investment of funds from the capital raised during our 2010 second step offering.  Interest income on mortgage-backed securities also benefitted from a 47 basis point increase in the average yield of mortgage-backed securities to 2.91% for the first nine months of 2011, compared to 2.44% for the first nine months of 2010.  The average yield on mortgage-backed securities has benefitted from reduced premium amortization resulting from slower national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $294,000 to $288,000 during first nine months of 2011, compared to $582,000 during the first nine months of 2010.

Interest income on other interest-earning assets, which consisted of interest-earning deposit accounts and federal funds sold, decreased $5,000 to $3,000 during the first nine months of 2011 primarily due to a decrease in the average yield.  The average yield on other interest-earning assets decreased to 0.06% during the first nine months of 2011 from 0.12% during the first nine months of 2010.  The average balance of these accounts also decreased $2.8 million to $5.6 million for the nine months ended September 30, 2011 compared to $8.4 million for the nine months ended September 30, 2010.

Interest Expense:  Total interest expense decreased $798,000, or 26.3%, to $2.2 million for the nine months ended September 30, 2011 compared to $3.0 million for the nine months ended September 30, 2010.  The lower interest expense was due to a $804,000 decrease in the cost of deposits, partially offset by a $6,000 increase in the cost of borrowed funds.

Interest expense on deposits decreased $804,000 to $2.2 million for the nine months ended September 30, 2011 compared to $3.0 million for the nine months ended September 30, 2010.  The decrease in interest expense on deposits was primarily due to a 47 basis point decrease in the average rate paid to 1.26% during the first nine months of 2011 from 1.73% during the first nine months of 2010.  The decrease reflected low short-term market interest rates which continued during 2011.  The decrease in the average rate paid was partially offset by a $2.0 million increase in the average balance of deposits to $235.2 million for the first nine months of 2011, compared to $233.2 million for the first nine months of 2010.

Interest paid on borrowed funds increased $6,000 to $14,000 for the first nine months of 2011 due to increases in the average cost and in the average balance of borrowings.  The average rate paid on borrowed funds increased to 0.42% during the first nine months of 2011 compared to 0.33% during the first nine months of 2010.  The average balance of borrowed funds also increased to $4.4 million during the first nine months of 2011 compared to $3.1 million during the same period of 2010.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $1.2 million, or 17.6%, to $8.3 million for the nine months ended September 30, 2011 from $7.1 million for the nine months ended September 30, 2010.  Our interest rate spread increased by 41 basis points to 3.71% during the first nine months of 2011 from 3.30% during the first nine months of 2010.  Our net interest margin increased 40 basis points to 3.91% for the first nine months of 2011 from 3.51% for the first nine months of 2010.  Our net interest income continues to benefit from low short-term market interest rates, which have resulted in our cost of funds decreasing faster than the yield on our loans.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to maintain the allowance for loan losses, after net charge-offs have been deducted, at a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30, 2011	September 30, 2010

Balance at beginning of period	$2,964,285	$2,290,001
Charge-offs:
One-to-four family residential	93,962	97,753
Commercial real estate	260,785	747,424
Home equity	9,243	70,314
Consumer	1,097	9,065
Total	365,087	924,556
Recoveries:
One-to-four family residential	-	21,391
Commercial real estate	24,842	5,368
Commercial business	155,834	-
Home equity	6,303	11,949
Consumer	2,872	7,897
Total	189,851	46,605
Net loan charge-offs	175,236	877,951
Additions charged to operations	475,000	1,500,000
Balance at end of period	$3,264,049	$2,912,050

The allowance for loan losses increased $352,000 to $3.3 million at September 30, 2011, from $2.9 million at September 30, 2010.  The increase was the result of the provision for loan losses exceeding net charge-offs.  The provision decreased $1.0 million to $475,000 during the first nine months of 2011, compared to $1.5 million during the first nine months of 2010.  Net charge-offs decreased $703,000 to $175,000 during the first nine months of 2011, compared to $878,000 during the first nine months of 2010.  The decrease in the provision during 2011 reflected the lower level of charge-offs.  While the level of charge-offs decreased during 2011 compared to 2010, the historically higher level of charge-offs for both years have resulted in an increase in our average loss factors.  The higher level of charge-offs was concentrated in our commercial and commercial real estate loan portfolios, and have contributed to the higher balance of the allowance for loan losses.

Non-Interest Income:  Non-interest income decreased $188,000, or 6.0%, to $3.0 million for the nine months ended September 30, 2011.  The decrease in non-interest income resulted primarily from decreases of $286,000 in gains on the sale of available-for-sale securities, $178,000 in net income from mortgage banking operations, and $63,000 in service charges on deposits, partially offset by increases of $329,000 in commission income and $22,000 in income from fiduciary activities.  The decrease in mortgage banking operations income was due to a lower volume of loan sales to the secondary market of  $18.0 million during the first nine months of 2011, compared to $29.6 million during the same period of 2010.  The lower volume of sales reflected a lower volume of mortgage originations, which are affected by changes in market interest rates.  The decrease in gains on the sale of securities reflected a lower volume of sales during 2011.  Service charges on deposits decreased primarily due to a lower volume of insufficient fund fees during 2011.  The increase in commission income and fiduciary activities reflected improved market conditions and growth in customer accounts.

Non-Interest Expense:  Total non-interest expense increased $106,000, or 1.5%, to $7.3 million for the nine months ended September 30, 2011 from $7.2 million for the same period of 2010.  The increase in noninterest expense consisted mainly of increases of $336,000 in compensation and benefits expense and $65,000 in data processing and telecommunications, partially offset by decreases of $117,000 in the impairment of mortgage servicing rights, $113,000 in FDIC insurance premiums, and $52,000 in other expense.  The increase in compensation and benefits expense resulted from normal salary and benefit cost increases, higher commissions, and expenses related to funding of benefit plans.  Data processing and telecommunications expense increased due to expenses related to an ongoing upgrade of our network and telecommunications equipment.  The decrease in the impairment of mortgage servicing rights was due to a $48,000 impairment charge taken during the third quarter of 2011 compared to a $166,000 impairment charge taken during the second quarter of 2010.  FDIC insurance premiums have benefited from reduced premium rates which became effective in the second quarter of 2011.  The reduction in other expense was primarily due to a decrease of $53,000 in real estate owned expenses, which benefitted from $20,000 in gains on the sale of real estate owned during the first nine months of 2011 compared to $30,000 in losses on the sale of real estate owned during the same period of 2010.

Income Taxes:  The provision for income taxes increased $800,000 to $977,000 during the first nine months of 2011 compared to $178,000 during the same period of 2010.  The increase in the income tax provision reflected an increase in taxable income due to higher income as well as higher state tax rates, partially offset by an increase in the benefit of tax-exempt income.  The effective tax rate was 28.0% and 11.8% during the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At September 30, 2011 and December 31, 2010, cash and cash equivalents totaled $12.7 million and $8.9 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past nine months, the most significant sources of funds have been calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At September 30, 2011, the Company had no outstanding FHLB advances and approximately $22.3 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at September 30, 2011 and December 31, 2010 were 36.5% and 34.2%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(In thousands)
Commitments to fund loans	$40,058	$36,871
Standby letters of credit	401	453

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at September 30, 2011, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At September 30, 2011, the Bank’s core capital ratio was 10.16% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At September 30, 2011, minimum requirements and the Bank’s actual ratios are as follows:
	September 30, 2011	December 31, 2010	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	10.16%	9.25%	4.00%
Tier 1 Capital to Risk-Weighted Assets	14.99%	13.52%	4.00%
Total Capital to Risk-Weighted Assets	16.25%	14.77%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2011			2010
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$177,695	$2,725	6.13%	$179,580	$2,805	6.25%
Investment securities	55,783	508	3.65%	52,168	441	3.38%
Mortgage-backed securities	42,932	310	2.89%	34,703	245	2.83%
Other	4,131	1	0.03%	9,865	3	0.12%
Total interest-earning assets	280,541	3,544	5.05%	276,316	3,494	5.06%

Non-interest earnings assets	20,332			21,515
Total assets	$300,873			$297,831

Interest-bearing liabilities:
Deposits	$230,727	$681	1.18%	$233,433	$973	1.67%
Other borrowings	4,955	4	0.32%	3,012	3	0.41%
Total interest-bearing liabilities	235,682	685	1.16%	236,445	976	1.65%

Non-interest bearing liabilities	25,896			29,964
Stockholders’ equity	39,295			31,422

Total liabilities/stockholders’ equity	$300,873			$297,831

Net interest income		$2,859			$2,518

Interest rate spread (average yield earned minus average rate paid)			3.89%			3.41%

Net interest margin (net interest income divided by average interest-earning assets)			4.08%			3.65%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2011 Compared to 2010
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(51)	$(29)	$(80)
Investment securities	36	32	68
Mortgage-backed securities	5	59	64
Other	(2)	(1)	(3)
Total net change in income on interest-earning assets	(12)	61	49

Interest-bearing liabilities:
Deposits	(282)	(11)	(293)
Other borrowings	(1)	2	1
Total net change in expense on interest-bearing liabilities	(283)	(9)	(292)

Net change in net interest income	$271	$70	$341

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2011			2010
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$178,130	$8,092	6.06%	$176,917	$8,160	6.15%
Investment securities	56,483	1,511	3.57%	47,976	1,292	3.59%
Mortgage-backed securities	43,759	956	2.91%	35,657	653	2.44%
Other	5,642	3	0.06%	8,396	7	0.12%
Total interest-earning assets	284,014	10,562	4.96%	268,946	10,112	5.01%

Non-interest earnings assets	20,204			21,931
Total assets	$304,218			$290,877

Interest-bearing liabilities:
Deposits	$235,265	$2,228	1.26%	$233,239	$3,032	1.73%
Other borrowings	4,425	14	0.42%	3,056	8	0.33%
Total interest-bearing liabilities	239,690	2,242	1.25%	236,295	3,040	1.72%

Non-interest bearing liabilities	26,894			26,158
Stockholders’ equity	37,634			28,424

Total liabilities/stockholders’ equity	$304,218			$290,877

Net interest income		$8,320			$7,072

Interest rate spread (average yield earned minus average rate paid)			3.71%			3.30%

Net interest margin (net interest income divided by average interest-earning assets)			3.91%			3.51%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2011 Compared to 2010
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(124)	$56	$(68)
Investment securities	(9)	227	218
Mortgage-backed securities	140	164	304
Other	(3)	(2)	(5)
Total net change in income on interest-earning assets	4	445	449

Interest-bearing liabilities:
Deposits	(831)	26	(805)
Other borrowings	2	4	6

Total net change in expense on interest-bearing liabilities	(829)	30	(799)

Net change in net interest income	$833	$415	$1,248

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

The following table shows projected results at September 30, 2011 and December 31, 2010 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	September 30, 2011		December 31, 2010		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	(12)	-0.10%	64	0.57%	> (20.00)%
+ 100 basis points	46	0.39%	134	1.19%	> (12.50)%
- 100 basis points	(154)	-1.30%	(36)	-0.32%	> (12.50)%
- 200 basis points	(422)	-3.56%	(385)	-3.42%	> (20.00)%

The table above indicates that as of September 30, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 0.39% increase in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 1.30% decrease in net interest income.

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

At September 30, 2011, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total		Total number of	Maximum number of
	number of	Average	shares purchased	shares that may be
	shares	price paid	under publicly	purchased under the
	purchased	per share	announced plan	repurchase plan
January 1 – January 31	-	$-	-	96,547
February 1 – February 28	-	-	-	96,547
March 1 – March 31	-	-	-	96,547

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 11/09/2011	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer