Form 10-K
period 2011-12-31
Jacksonville Bancorp, Inc.
filed 2012-03-19
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.
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
YES ☒                    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                Accelerated filer  ☐

Non-accelerated filer  ☐                                                                Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by the Nasdaq Capital Market, was approximately $24.1 million.

As of March 1, 2012, there were issued and outstanding 1,920,955 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).
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

The Company’s only significant asset is our investment in Jacksonville Savings Bank.  At December 31, 2011, Jacksonville Bancorp, Inc. had consolidated assets of $307.3 million, total deposits of $254.2 million, and stockholders’ equity of $41.2 million.

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

We are a community-oriented savings bank engaged primarily in the business of attracting retail deposits from the general public in our market area and using such funds, together with borrowings and funds from other sources, to originate mortgage loans secured by one- to four-family residential real estate, commercial and agricultural real estate and home equity loans. We also originate commercial and agricultural business loans and consumer loans.  Additionally, we invest in United States Government agency securities, bank-qualified, general obligation municipal issues, and mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof.  We maintain a portion of our assets in liquid investments, such as overnight funds at the Federal Home Loan Bank.

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

The economy of our market area consists primarily of agriculture and related businesses, light industry and state and local government.  The largest employers in our market area are Pactiv Corporation, Passavant Area Hospital, and the State of Illinois.  During 2008 and continuing into 2011, the local economy experienced a downturn, although not as severe as the nationwide recession. As of December 2011, unemployment rates in our market area were: 7.8% in Cass County, 10.4% in Macoupin County, 13.0% in Montgomery County and 9.0% in Morgan County. This compared with unemployment rates of 9.8% in Illinois and 8.5% in the United States as a whole.  While increased layoffs have resulted in higher unemployment levels, we have not seen a significant impact on our business.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits historically has come from commercial banks, other savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future.  We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Morgan, Macoupin and Montgomery counties, Illinois.  As of June 30, 2011, our FDIC-insured deposit market share in the counties we serve (out of 32 bank and thrift institutions with offices in Morgan, Macoupin and Montgomery Counties, Illinois) was 10.7%. Such data does not reflect deposits held by credit unions.

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

Lending Activities

General.  Historically, our principal lending activity has been the origination of mortgage loans secured by one- to four-family residential properties in our local market area.  Over the past several years, we have increased our emphasis on originating loans secured by commercial and agricultural real estate. We also originate commercial and agricultural business loans secured by collateral other than real estate as well as unsecured commercial and agricultural business loans.  We also originate home equity and consumer loans. At December 31, 2011, our loans receivable totaled $174.2 million, of which $39.5 million, or 23.1%, consisted of one- to four-family residential mortgage loans.  One- to four-family residential mortgage loans increased $2.2 million, or 6.0%, during 2011.  The remainder of our loans receivable at December 31, 2011 consisted of commercial real estate loans totaling $40.2 million, or 23.5% of net loans, agricultural real estate loans totaling $30.0 million, or 17.5% of net loans, home equity loans totaling $16.0 million, or 9.4% of net loans, commercial business loans totaling $23.2 million, or 13.6% of net loans, agricultural business loans totaling $9.6 million, or 5.6% of net loans, and consumer loans totaling $15.8 million, or 9.2% of net loans.

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

We originate fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years.  We sell a significant portion of our one- to four-family fixed-rate residential mortgage loan originations directly to Freddie Mac.  During the years ended December 31, 2011 and 2010, we sold $32.2 million and $47.4 million of fixed-rate residential mortgage loans, respectively.  Loans are generally sold without recourse and with servicing retained.

At December 31, 2011, we were servicing $146.2 million in loans for which we received servicing income of $369,000 for the year ended December 31, 2011. Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned as loan servicing fees in non-interest income.  The amortization of mortgage servicing rights is netted from the gains on sale of loans, both cash gains as well as the capitalized gains, and is included in mortgage banking operations, net, in non-interest income.  Due to the changes in long-term rates during 2011, we recognized an impairment charge of $59,000 during 2011.

                 Loan Portfolio Composition. Set forth below are selected data relating to the composition of our loan portfolio, by type of loan as of the dates indicated, excluding loans held for sale of $447,000, $280,000, $814,000, $1.4 million and $1.9 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$39,472	23.1%	$37,227	21.1%	$38,581	22.2%	$46,807	25.6%	$50,459	28.7%
Commercial (2)	40,170	23.5	45,362	25.7	34,774	20.0	37,712	20.6	25,919	14.8
Agricultural	29,971	17.5	28,164	16.0	26,220	15.1	23,322	12.8	22,922	13.0
Home equity (3)	16,043	9.4	19,526	11.1	28,119	16.2	30,002	16.4	30,087	17.1
Total real estate loans	125,656	73.5	130,279	73.9	127,694	73.5	137,843	75.4	129,387	73.6

Commercial business loans	23,198	13.6	22,810	12.9	25,548	14.7	26,320	14.4	27,881	15.9
Agricultural business loans	9,591	5.6	8,176	4.6	8,845	5.1	9,036	4.9	8,658	4.9
Consumer loans	15,756	9.2	18,190	10.3	13,955	8.0	11,792	6.4	11,736	6.6
Total loans receivable	174,201	101.9	179,455	101.7	176,042	101.3	184,991	101.1	177,662	101.0

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	39	—	49	—	69	—	109	—	29	—
Allowance for loan losses	3,297	1.9	2,964	1.7	2,290	1.3	1,934	1.1	1,766	1.0
Total loans receivable, net	$170,865	100.0%	$176,442	100.0%	$173,683	100.0%	$182,948	100.0%	$175,867	100.0%

(1)	Includes one- to four-family real estate construction loans of $686,000, $503,000, $54,000, $596,000 and $352,000 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(2)	Includes commercial real estate construction loans of $0, $2.1 million, $4.2 million, $2.5 million and $472,000 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(3)	Includes real estate construction loans of $0, $453,000, $3.6 million, $1.1 million and $1.4 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

One- to Four-Family Mortgage Loans.  Historically our primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in our market area.  We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  We generally limit our one- to four-family loan originations to the financing of loans secured by properties located within our market area.  At December 31, 2011, $39.5 million, or 23.1% of our net loan portfolio, was invested in mortgage loans secured by one- to four-family residences.

Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency for Freddie Mac, which is currently $417,000 for single-family homes. At December 31, 2011, we had no one- to four-family residential mortgage loans with principal balances in excess of $417,000, commonly referred to as jumbo loans.

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

We currently offer adjustable-rate mortgage loans for terms ranging up to 30 years.  We generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination.  Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan.  In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on our net interest income.  In the low interest rate environment that has existed over the past two years, our adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of our loan portfolio.  We have used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years.  Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $11.5 million, or 29.2% of our total one- to four-family residential real estate loans receivable at December 31, 2011.  The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products.  During 2011, we originated $32.0 million of fixed-rate residential mortgage loans which were all subsequently sold in the secondary mortgage market and $12.4 million of adjustable-rate mortgage and balloon loans which were held in our portfolio.

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

Commercial Real Estate Loans.  We originate and purchase commercial real estate loans.  At December 31, 2011, $40.2 million, or 23.5%, of our net loan portfolio consisted of commercial real estate loans.  During 2011, loan originations secured by commercial real estate totaled $7.4 million as compared to $18.4 million in 2010. Our commercial real estate loans are secured primarily by improved properties such as multi-family residential properties, retail facilities and office buildings, restaurants, and other non-residential buildings.  At December 31, 2011, our commercial real estate loan portfolio included $4.2 million in loans secured by multi-family residential properties, $2.0 million in loans secured by land, and $34.0 million in loans secured by other commercial properties.  The maximum loan-to-value ratio for commercial real estate loans we originate is generally 80%. Our commercial real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the prime rate and generally have a specified floor. Many of our fixed-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We have $5.1 million of interest only commercial real estate loans. We purchase from time to time commercial real estate loan participations primarily from outside our market area where we are not the lead lender. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2011, commercial real estate loan participations totaled $7.3 million, or 18.1% of the commercial real estate loan portfolio consisting primarily of loan participations outside of our market area which totaled $6.3 million, or 15.8% of the commercial real estate loan portfolio. At December 31, 2011, we had no loan participations delinquent 60 days or more.

At December 31, 2011, our largest commercial real estate loan was secured by a retail and office complex with a principal balance of $1.8 million and was performing in accordance with its terms. At December 31, 2011, our largest commercial real estate loan participation was secured by an office building with a principal balance of $1.6 million and was performing in accordance with its terms.

Our underwriting standards for commercial real estate include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The income approach is primarily utilized to determine whether income generated from the applicant’s business or real estate offered as collateral is adequate to repay the loan. We emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%).  In underwriting a loan, we consider the value of the real estate offered as collateral in relation to the proposed loan amount.  Generally, the loan amount cannot be greater than 80% of the value of the real estate.  We usually obtain written appraisals from either licensed or certified appraisers on all commercial real estate loans in excess of $250,000.  We assess the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

Loans secured by commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans.  Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business and real estate property.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Agricultural Real Estate Loans.  We originate and purchase agricultural real estate loans.  At December 31, 2011, $30.0 million, or 17.5% of our net loan portfolio, consisted of agricultural real estate loans.  During 2011, loan originations secured by agricultural real estate totaled $15.5 million, as compared to $7.1 million in 2010. In 2011, agricultural real estate loan originations were greater than our historical levels. The increase in originations was due to greater demand in our market area whereby we could make more loans to borrowers who were already known to us. The maximum loan-to-value ratio for agricultural real estate loans we originate is generally 80%. Our agricultural real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years, or five-years and generally have a specified floor. Many of our fixed-rate agricultural real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We purchase from time to time agricultural real estate loan participations primarily from other local institutions within our market area. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2011, agricultural real estate loan participations totaled $1.1 million, or 3.6% of the agricultural real estate loan portfolio. At December 31, 2011, we had no loan participations delinquent 60 days or more. At December 31, 2011, our largest agricultural real estate loan was secured by farmland, had a principal balance of $2.3 million and was performing in accordance with its terms.

Our underwriting standards for agricultural real estate include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The income approach is primarily utilized to determine whether income generated from the applicant’s farm operation or real estate offered as collateral is adequate to repay the loan. We emphasize the ratio of the property’s projected cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%).  In underwriting a loan, we consider the value of the real estate offered as collateral in relation to the proposed loan amount.  Generally, the loan amount cannot be greater than 80% of the value of the real estate.  We usually obtain written appraisals from either licensed or certified appraisers on all agricultural real estate loans in excess of $250,000.  We assess the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

Loans secured by agricultural real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the effects of general economic and market conditions on farm operations and the successful operation or management of the properties securing the loans.  The repayment of loans secured by agricultural estate is typically dependent upon the successful operation of the farm and real estate property.  If the cash flow is reduced, the borrower’s ability to repay the loan may be impaired.

Home Equity Loans. At December 31, 2011, home equity loans totaled $16.0 million, or 9.4%, of our net loan portfolio. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence.  The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities.  Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions.  Such loans may be fully amortized over the life of the loan or have a balloon feature.  Generally, the maximum term for home equity loans is 10 years.

Our underwriting standards for home equity loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.  At December 31, 2011, home equity loans 90 days or more delinquent totaled $197,000, or 1.2% of total home equity loans.  The largest delinquent loan in this category at December 31, 2011 had a principal balance of $42,000 and was secured by a residential mortgage.  No assurance can be given, however, that our delinquency rate or loss experience on home equity loans will not increase in the future.

Home equity loans entail greater risks than one- to four-family residential mortgage loans, which are secured by first lien mortgages.  In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position.  Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Commercial Business Loans.  We originate commercial business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured.  We also purchase participations of commercial business loans from other lenders, which may be made to borrowers outside our market area. Commercial business loans totaled $23.2 million, or 13.6% of our net loan portfolio at December 31, 2011. At December 31, 2011, commercial business loan participations totaled $1.9 million, or 8.3% of the commercial business loan portfolio.  Of this amount, commercial business loan participations outside of our market area represented $1.6 million, or 6.8% of the commercial business loan portfolio.  Commercial business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years and various terms of maturity generally from three years to five years.  On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established.  Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We generally obtain personal guarantees from the borrower or a third party as a condition to originating its business loans.  During the year ended December 31, 2011, we originated $14.3 million in commercial business loans.  At that date, our largest commercial business loan was a $6.0 million line of credit with a principal balance of $3.7 million.  This loan was performing in accordance with its terms at December 31, 2011.

Our underwriting standards for commercial business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business.  We assess the financial strength of each applicant through the review of financial statements and tax returns provided by the applicant.  The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records.  We periodically review business loans following origination. We request financial statements at least annually and review them for substantial deviations or changes that might affect repayment of the loan.  Our loan officers may also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral.  Underwriting standards for business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

Agricultural Business Loans.  We originate agricultural business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. Agricultural business loans totaled $9.6 million, or 5.6% of our net loan portfolio at December 31, 2011. Agricultural business loans are generally secured by equipment and blanket security agreements on all farm assets.  These loans are generally offered with fixed rates with terms up to five years.  Agricultural business loans generally bear lower interest rates than residential loans due to competitive market pressures.  While the repayment of our agricultural business loans is generally dependent on the successful operation of the farm operation, we have experienced a good history of low default rates.  We generally obtain personal guarantees from the borrower as a condition to originating agricultural business loans.  During the year ended December 31, 2011, we originated $15.5 million in agricultural business loans.  At December 31, 2011, our largest agricultural business loan was a line of credit of $850,000 with a principal balance of $378,000.  This loan was performing in accordance with its terms at December 31, 2011.

Our underwriting standards for agricultural business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business.  We assess the financial strength of each applicant through the review of financial statements, pro-forma cash flow statements, and tax returns provided by the applicant.  The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records.  We request financial statements at least annually and review them for substantial deviations or changes that might affect repayment of the loan.  Our loan officers may also visit the premises of borrowers to observe the operation, facilities, equipment, and personnel and to inspect the pledged collateral.  Underwriting standards for agricultural business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

Consumer Loans. As of December 31, 2011, consumer loans totaled $15.8 million, or 9.2%, of our net loan portfolio.  The principal types of consumer loans we offer are automobile loans, loans secured by deposit accounts, unsecured loans and mobile home loans.  We generally offer consumer loans on a fixed-rate basis.

At December 31, 2011, consumer loans secured by automobiles totaled $6.1 million, or 3.6% of our net loan portfolio.  We offer automobile loans with maturities of up to 60 months for new automobiles.  Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile.  We generally originate automobile loans with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although in the case of a new car loan the loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.  Consumer loans 90 days or more delinquent at December 31, 2011 totaled $37,000, or 0.23% of total consumer loans.  No assurance can be given, however, that our delinquency rate or loss experience on consumer loans will not increase in the future.

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

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Commercial Real Estate		Agricultural Real Estate		Home Equity
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2012	$7,043	6.29%	$8,271	6.17%	$549	5.62%	$2,510	7.14%
2013	4,491	6.85	7,913	5.08	784	5.83	1,910	6.80
2014	3,913	6.77	2,861	6.35	381	5.91	2,992	6.94
2015 to 2016	2,369	6.73	3,231	5.17	209	7.49	3,314	6.79
2017 to 2021	2,484	6.03	4,964	5.51	920	5.18	4,181	6.76
2022 to 2026	3,743	5.94	4,774	5.34	3,411	5.33	812	6.74
2027 and beyond	15,429	5.83	8,156	5.52	23,717	5.14	324	6.72

Total	$39,472	6.20%	$40,170	5.58%	$29,971	5.22%	$16,043	6.86%

	Commercial Business		Agricultural Business		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2012	$5,147	5.50%	$7,589	4.50%	$2,192	6.87%	$33,301	5.83%
2013	2,442	5.36	407	6.64	1,973	7.93	19,920	6.01
2014	3,078	5.79	200	5.80	2,662	7.53	16,087	6.62
2015 to 2016	7,824	4.52	1,083	5.54	4,065	7.19	22,095	5.76
2017 to 2021	3,413	6.22	288	5.68	1,019	7.20	17,269	6.12
2022 to 2026	392	5.31	24	6.25	1,496	8.21	14,652	5.87
2027 and beyond	902	6.18	—	—	2,349	8.93	50,877	5.62

Total	$23,198	5.32%	$9,591	4.78%	$15,756	7.65%	$174,201	5.89%

The following table sets forth at December 31, 2011, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2012.  At December 31, 2011, fixed-rate loans include $10.5 million in fixed-rate balloon payment loans with original maturities of five years or less.  The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2012, was $74.1 million and $67.3 million, respectively.

	Due after December 31, 2012
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$20,922	$11,507	$32,429
Commercial	15,383	16,516	31,899
Agricultural	2,661	26,761	29,422
Home equity/home improvement	8,134	5,399	13,533
Commercial business loans	11,628	6,423	18,051
Agricultural business loans	1,978	24	2,003
Consumer	12,913	651	13,563
Total loans	$73,619	$67,281	$140,900

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

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)

Total loans receivable at beginning of year	$179,455	$176,042	$184,991	$177,662	$156,731
Originations:
Real estate loans:
One- to four-family residential	44,583	54,052	72,109	38,717	30,104
Commercial	7,435	18,388	2,741	15,358	4,831
Agricultural	15,482	7,112	6,422	7,680	4,066
Home equity	4,081	5,073	11,698	20,133	19,309
Commercial business loans	14,326	11,692	12,714	17,031	16,214
Agricultural business loans	15,500	14,929	14,581	13,996	13,190
Consumer loans	10,833	16,355	11,223	9,260	10,137
Total originations	112,240	127,601	131,488	122,175	97,851
Participation loans purchased	3,227	4,328	2,113	11,569	6,231
Transfer of mortgage loans to foreclosed real estate owned	461	670	308	667	819
Repayments	88,033	80,471	75,542	95,671	72,176
Loan sales to secondary market	32,227	47,375	66,700	30,077	10,156
Total loans receivable at end of year	$174,201	$179,455	$176,042	$184,991	$177,662

Loan Origination and Other Fees.  In addition to interest earned on loans, we may charge loan origination fees.  Our ability to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in our market area.  To the extent that loans are originated or acquired for our portfolio, accounting standards require that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  Fees deferred are recognized into income immediately upon the sale of the related loan.  At December 31, 2011, we had $162,000 of deferred loan fees.  Loan origination fees are a volatile source of income.  Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, we also receive other fees that consist primarily of extension fees and late charges.  We recognized fees of $109,000, $93,000 and $110,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Loan Concentrations. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the Bank’s total capital, as defined by regulation.  At December 31, 2011, our loans-to-one borrower limit was $8.4 million.  At December 31, 2011 we had no lending relationships in excess of our loans-to-one borrower limitation.  At December 31, 2011, we had 18 borrowers in excess of $1.0 million totaling in the aggregate $45.5 million or 26.1% of our total loan portfolio.

Delinquencies and Classified Assets

Our collection procedures provide that when a mortgage loan is either ten days (in the case of adjustable-rate mortgage and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment and assessing a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. We also send a 30 day notice pursuant to Illinois law if a borrower’s primary residence is the collateral at issue.  When a loan continues in a delinquent status for 60 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.  Consumer loans receive a ten-day grace period before a late charge is assessed.  Collection efforts begin after the grace period expires.  At December 31, 2011, 2010 and 2009, the percentage of non-performing loans to total loans receivable were 1.38%, 1.75% and 1.11%, respectively. At December 31, 2011, 2010 and 2009, the percentage of non-performing assets to total assets was 0.92%, 1.19% and 0.81%, respectively.

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

Management monitors all past due loans and non-performing assets.  Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off.  At December 31, 2011, we had no loans 90 days or more delinquent that were still accruing interest. Non-performing assets decreased by $759,000 to $2.8 million at December 31, 2011 as compared to $3.6 million at December 31, 2010.  The decrease in the level of non-performing assets primarily reflected the improvement of one commercial real estate loan with a balance of $545,000 and the foreclosure of another commercial real estate property with a balance of $498,000 during 2011.

Management believes the volume of non-performing assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief lending officer and collections and loan review departments which monitor the loan portfolio and seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.  When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses.  Any further write-down of real estate owned is charged against earnings.  At December 31, 2011, we owned $435,000 of property classified as real estate owned.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At December 31, 2011, 2010, 2009, 2008 and 2007, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $2.0 million, $1.2 million, $1.3 million, $435,000 and $323,000, respectively.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,298	$1,019	$484	$445	$310
Commercial	362	1,360	230	186	218
Agricultural	—	—	—	—	—
Home equity	423	566	407	318	89
Commercial business loans	67	84	416	48	82
Agricultural business loans	—	—	—	—	—
Consumer loans	251	106	60	8	24

Total non-accrual loans	2,401	3,135	1,597	1,005	723

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	349	163	203
Commercial	—	—	—	—	156
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	8	23	9

Total loans delinquent 90 days or greater and still accruing	—	—	357	186	368

Total non-performing loans	2,401	3,135	1,954	1,191	1,091

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	49	207	324	565	115
Commercial	416	253	59	204	249
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	—	9	23

Total other real estate owned and foreclosed assets	435	460	383	778	387

Total non-performing assets	$2,836	$3,595	$2,337	$1,969	$1,478

Ratios:
Non-performing loans to total loans	1.38%	1.75%	1.11%	0.64%	0.61%
Non-performing assets to total assets	0.92%	1.19%	0.81%	0.68%	0.51%

For the year ended December 31, 2011, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original terms was $208,000.  We did not recognize any interest income on such loans for the year ended December 31, 2011.

At December 31, 2011, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

At December 31, 2011
Real estate loans:
One- to four-family residential	4	$162	12	$1,021	16	$1,183
Commercial	—	—	2	49	2	49
Agricultural	—	—	—	—	—	—
Home equity	5	50	11	197	16	247
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	4	126	3	37	7	163

Total loans	13	$338	28	$1,304	41	$1,642

At December 31, 2010
Real estate loans:
One- to four-family residential	4	$162	15	$847	19	$1,009
Commercial	2	146	2	521	4	667
Agricultural	—	—	—	—	—	—
Home equity	2	10	9	275	11	285
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	6	77	4	9	10	86

Total loans	14	$395	30	$1,652	44	$2,047

At December 31, 2009
Real estate loans:
One- to four-family residential	6	$214	12	$744	18	$958
Commercial	2	543	1	20	3	563
Agricultural	—	—	1	132	1	132
Home equity	3	42	10	194	13	236
Commercial business loans	1	14	2	84	3	98
Agricultural business loans	—	—	—	—	—	—
Consumer loans	6	8	9	35	15	43

Total loans	18	$821	35	$1,209	53	$2,030

At December 31, 2008
Real estate loans:
One- to four-family residential	4	$436	15	$695	19	$1,131
Commercial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Home equity	7	102	9	188	16	290
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	14	54	12	24	26	78

Total loans	25	$592	36	$907	61	$1,499

At December 31, 2007
Real estate loans:
One- to four-family residential	1	$79	12	$610	13	$689
Commercial	—	—	1	102	1	102
Agricultural	—	—	—	—	—	—
Home equity	5	76	4	78	9	154
Commercial business loans	—	—	2	115	2	115
Agricultural business loans	—	—	—	—	—	—
Consumer loans	7	44	7	21	14	65

Total loans	13	$199	26	$926	39	$1,125

Classified Assets.  Federal and state regulations require that each insured savings institution classify its assets on a regular basis.  In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three categories for classified assets:  “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America.  Assets classified “loss” must be either completely written off or supported by a 100% specific reserve.  We also maintain a category designated “special mention” which is established and maintained for assets not considered classified but having potential weaknesses or risk characteristics that could result in future problems.  An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification.  As part of the periodic exams of Jacksonville Savings Bank by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation, the staff of such agencies reviews our classifications and determine whether such classifications are adequate.  Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management.  At December 31, 2011, our classified assets totaled $6.6 million, all of which were classified as substandard.

The total amount of classified and special mention assets decreased $1.0 million, or 9.2%, to $9.9 million at December 31, 2011 from $10.9 million at December 31, 2010.  The decrease in classified and special mention assets during 2011 was primarily due to decreases of $632,000 in special mention loans and $376,000 in substandard loans.  The decrease in special mention loans was primarily due to $1.3 million in loans that were upgraded to a pass rating and $197,000 in principal reductions on these loans, partially offset by $779,000 in additional loans rated as special mention during 2011.  The $376,000 decrease in substandard loans was primarily related to $449,000 in loans transferred to foreclosed assets, $396,000 in write-offs, $250,000 in principal reductions, and $212,000 in loans upgraded to a pass rating, partially offset by $1.0 million of additional loans rated as substandard during 2011.

The following table shows the principal amount of special mention and classified loans at December 31, 2011 and December 31, 2010.

	12/31/11	12/31/10
	(In Thousands)
Special Mention loans	$3,311	$3,943
Substandard loans	6,599	6,975
Total Special Mention and Substandard loans	$9,910	$10,918

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

The allowance for loan losses increased $332,000, or 11.2%, to $3.3 million at December 31, 2011 from $3.0 million at December 31, 2010. The increase in the allowance was the result of the provision for loan losses exceeding net charge-offs.  Net charge-offs decreased $758,000 to $293,000 during 2011 from $1.0 million during 2010.  Charge-offs during 2010 was adversely affected by a $719,000 charge-off on one commercial borrower.  While the level of charge-offs decreased during 2011 compared to 2010, the historically higher level of charge-offs for both years has resulted in an increase in our average loss factors.  The higher level of charge-offs was concentrated in our commercial real estate and commercial loan portfolios, and has contributed to the higher balance in the allowance for loan losses.

Non-performing assets decreased $759,000 to $2.8 million at December 31, 2011, compared to $3.6 million at December 31, 2010.  The decrease in non-performing assets was due to decreases of $734,000 in non-performing loans and $25,000 in foreclosed assets held at December 31, 2011 as compared to at December 31, 2010.  The allowance for loan losses to non-performing loans increased to 137.33% at December 31, 2011 as compared to 94.56% at December 31, 2010.  This increase was due to both the growth in the allowance for loan losses and the decrease in non-performing loans during 2011.

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

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Balance at beginning of year	$2,964	$2,290	$1,934	$1,766	$1,864

Charge-offs:
One- to four-family residential	130	99	147	149	165
Commercial real estate	306	787	112	—	38
Agricultural real estate	—	—	—	—	—
Home equity	25	88	58	46	18
Commercial business	—	144	1,883	—	35
Agricultural business	—	—	—	—	—
Consumer	25	11	43	11	45
Total charge-offs	486	1,129	2,243	206	301

Recoveries:
One- to four-family residential	—	21	1	14	5
Commercial real estate	25	25	4	15	6
Agricultural real estate	—	—	—	—	—
Home equity	7	13	4	4	3
Commercial business	156	6	—	16	—
Agricultural business	—	—	—	—	—
Consumer	6	13	15	15	34
Total recoveries	194	78	24	64	48

Net loans charge-offs	292	1,051	2,219	142	253
Additions charged to operations	625	1,725	2,575	310	155

Balance at end of year	$3,297	$2,964	$2,290	$1,934	$1,766

Total loans outstanding	$174,201	$179,455	$176,042	$184,991	$177,662
Average net loans outstanding	$177,597	$177,840	$182,813	$177,963	$165,715

Allowance for loan losses as a percentage of total loans at end of year	1.89%	1.65%	1.29%	1.05%	0.99%
Net loans charged off as a percent of average net loans outstanding	0.16%	0.59%	1.21%	0.08%	0.15%
Allowance for loan losses to non-performing loans	137.33%	94.56%	117.20%	162.47%	161.90%
Allowance for loan losses to total non-performing assets at end of year	116.24%	82.46%	97.99%	98.22%	119.49%

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

	At December 31,
	2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$697	22.7%	$561	20.7%	$392	21.9%
Commercial real estate	1,108	23.1	1,194	25.3	739	19.8
Agricultural real estate	115	17.2	93	15.7	73	14.9
Home equity	309	9.2	300	10.9	249	16.0
Commercial business	712	13.3	473	12.7	632	14.5
Agricultural business	59	5.5	58	4.6	21	5.0
Consumer	138	9.0	164	10.1	88	7.9
Unallocated	159	—	121	—	96	—
Total	$3,297	100%	$2,964	100%	$2,290	100%

	At December 31,
	2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$510	25.3%	$595	28.4%
Commercial real estate	520	20.4	312	14.6
Agricultural real estate	29	12.6	62	12.9
Home equity	301	16.2	465	16.9
Commercial business	288	14.2	132	15.7
Agricultural business	16	4.9	14	4.9
Consumer	85	6.4	186	6.6
Unallocated	185	—	—	—
Total	1,934	100%	1,766	100%

Investment Activities

General. The asset/liability management committee, consisting of our Chairman of the Board, President, Senior Vice President and Investment Officer, Vice President of Operations, Chief Financial Officer, and two outside directors from the board, has primary responsibility for establishing our investment policy and overseeing its implementation, subject to oversight by our entire board of directors.  Authority to make investments under approved guidelines is delegated to the Senior Vice President and Investment Officer. The committee meets at least quarterly.  All investment transactions are reported to the board of directors for ratification quarterly.

The investment policy is reviewed at least annually by the full board of directors.  This policy dictates that investment decisions be made based on providing liquidity, meeting pledging requirements, generating a reasonable rate of return, minimizing our tax liability through the purchase of municipal securities, minimizing exposure to credit risk and ensuring consistency with our interest rate risk management strategy.  During the prolonged period of low interest rates and weak economy our investment activities are a more pronounced part of our operations.

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

The portfolio consists primarily of mortgage-backed securities, municipal bonds and U.S. government and agency securities all of which are classified as available for sale. Mortgage-backed securities totaled $40.4 million at December 31, 2011.  General obligation municipal bonds, most of which have been issued within the States of Illinois and Missouri totaled $47.9 million at December 31, 2011. Our portfolio of U.S. Government and agency securities totaled $14.3 million at December 31, 2011.  We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities.  During the year ended December 31, 2011, we had no investment securities that were deemed to be other than temporarily impaired.

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

Mortgage-Backed Securities.  We invest in mortgage-backed securities insured or guaranteed by the United States Government or government sponsored enterprises.  These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $39.5 million, $42.0 million and $40.4 million at December 31, 2011, 2010 and 2009, respectively.  The fair value of our mortgage-backed securities portfolio was $40.4 million, $42.0 million and $41.0 million at December 31, 2011, 2010 and 2009, respectively, and the weighted average rate as of December 31, 2011, 2010 and 2009 was 3.29%, 3.46% and 4.21%, respectively. At December 31, 2011, $32.2 million of the mortgage-backed securities in the investment portfolio had fixed rates of interest and $8.2 million had variable rates of interest.

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

Municipal Bonds. At December 31, 2011, we held municipal bonds with a fair value of $47.9 million. All of our municipal bonds are general obligation bonds with full taxing authority and ratings (when available) of A or above. Nearly all of our municipal bonds are issued by local municipalities or school districts located in Illinois or Missouri.

U.S. Government and Agency Securities.  At December 31, 2011, we held U.S. Government and agency securities with a fair value of $14.3 million. These securities have an average expected life of 1.8 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include Federal Home Loan Bank of Chicago stock of $1.1 million. All of such securities were classified as available for sale.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Mortgage-backed securities:
Fannie Mae	$19,512	$19,917	$14,908	$14,694	$10,646	$10,855
Freddie Mac	7,058	7,263	7,380	7,396	6,938	7,096
Ginnie Mae	12,909	13,184	19,691	19,905	22,844	23,034
Total mortgage-backed securities	39,479	40,364	41,979	41,995	40,428	40,985
U.S. government and agencies	14,132	14,336	12,531	12,549	9,037	9,080
Municipal bonds	44,962	47,922	40,585	40,323	27,661	28,116

Total	$98,573	$102,622	$95,095	$94,867	$77,126	$78,181

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of such securities were classified as available for sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)

Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$19,512	3.33%	$19,512	$19,917	3.33%
FreddieMac	—	—	—	—	—	—	7,058	3.48	7,058	7,263	3.48
Ginnie Mae	—	—	—	—	—	—	12,909	3.14	12,909	13,184	3.14
Total mortgage-backed securities	—	—	—	—	—	—	39,479	3.29	39,479	40,364	3.29
U.S. government and agencies	—	—	5,583	2.34	8,044	2.82	505	3.46	14,132	14,336	2.66
Municipal bonds (1)	102	2.51	3,688	3.09	19,989	3.65	21,183	4.35	44,962	47,922	3.93

Total	$102	2.51%	$9,271	2.64%	$28,033	3.42%	$61,167	3.67%	$98,573	$102,622	3.50%

(1)
We used an assumed 34% tax rate in computing tax equivalent adjustments. The tax equivalent yield of municipal bonds was 3.80% for maturities of one year or less, 4.68% for maturities of more than one year through five years, 5.41% for maturities for more than five years through ten years, 6.11% for maturities of more than 10 years and 5.68% for the total municipal bonds securities portfolio at December 31, 2011. The tax equivalent adjustments to interest income of municipal bonds was $1,000 for maturities of one year or less, $61,000 for maturities of more than one year through five years, $379,000 for maturities for more than five years through ten years, $392,000 for maturities of more than 10 years and $833,000 for the total municipal bonds securities portfolio for the year ended December 31, 2011.

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

Deposits.  We attract consumer and commercial deposits principally from within our market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market accounts, term certificate accounts and individual retirement accounts.  We will accept deposits of $100,000 or more and may offer negotiated interest rates on such deposits. At December 31, 2011, we had deposits of $100,000 or more from public entities that totaled $20.7 million.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate.  We do not obtain funds through brokers, nor do we solicit funds outside our market area.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Deposit type:
Non-interest bearing checking	$21,822	8.5%	—%	$21,769	8.5%	—%	$19,791	7.8%	—%
Interest-bearing checking	35,150	13.7	0.25%	31,164	12.2	0.32%	29,009	11.4	0.32%
Savings accounts	29,057	11.4	0.46%	26,686	10.4	0.66%	24,849	9.8	0.88%
Money market deposits	6,182	2.4	0.47%	5,431	2.1	0.79%	4,616	1.8	0.86%
Money market savings	27,508	10.7	0.63%	27,058	10.5	0.95%	26,750	10.5	1.41%
Certificates of deposit	136,353	53.3	1.79%	144,362	56.3	2.33%	149,124	58.7	3.08%

Total deposits	$256,072	100.00%	1.12%	$256,470	100.00%	1.54%	$254,139	100.00%	2.09%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010	2009
	(In Thousands)

Interest Rate:
Less than 2.00%	$97,348	$99,136	$51,683
2.00% to 2.99%	18,296	21,161	40,734
3.00% to 3.99%	13,508	19,486	37,674
4.00% to 4.99%	1,214	2,858	6,677
5.00% to 5.99%	951	2,638	8,852

Total	$131,317	$145,279	$145,620

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our certificates of deposit at December 31, 2011.

	At December 31, 2011
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in Thousands)
Interest Rate Range:
Less than 2.00%	$71,921	$22,272	$2,500	$655	$97,348	74.2%
2.00% to 2.99%	2,641	1,651	764	13,240	18,296	13.9
3.00% to 3.99%	1,634	932	4,481	6,461	13,508	10.3
4.00% to 4.99%	917	297	—	—	1,214	0.9
5.00% to 5.99%	556	395	—	—	951	0.7

Total	$77,669	$25,547	$7,745	$20,356	$131,317	100.0%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $53.4 million, of which $11.9 million were deposits from public entities.  The following table set forth the maturity of those certificates as of December 31, 2011.

At December 31, 2011
(In Thousands)

Three months or less	$10,301
Over three months through six months	7,445
Over six months through one year	11,645
Over one year to three years	12,930
Over three years	11,086

Total	$53,407

Borrowings. Deposits are our primary source of funds for lending and investment activities.  If the need arises, we may rely upon advances from the Federal Home Loan Bank to supplement our supply of available funds and to fund deposit withdrawals.  We typically secure advances from the Federal Home Loan Bank with one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities.  The Federal Home Loan Bank functions as a central reserve bank providing credit for us and other member savings associations and financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At December 31, 2011, we had no Federal Home Loan Bank advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts.  We may be required to provide additional collateral based on the fair value of the underlying securities.

Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and funds borrowed under repurchase agreements.  At December 31, 2011, we had access to Federal Home Loan Bank advances of up to $22.3 million.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of period	$—	$—	$—
Average balance during period	$159	$—	$5,349
Maximum outstanding at any month end	$1,000	$—	$10,000
Weighted average interest rate at end of period	—%	—%	—%
Average interest rate during period	0.30%	—%	1.94%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of period	$6,518	$4,018	$3,789
Average balance during period	$4,408	$2,847	$5,168
Maximum outstanding at any month end	$6,518	$4,018	$6,920
Weighted average interest rate at end of period	0.14%	0.46%	0.19%
Average interest rate during period	0.37%	0.39%	0.24%

Trust Services

We operate a full-service trust department. We primarily manage farms and personal estates.  As of December 31, 2011, our trust department managed or administered 100 trust accounts and had $70.9 million in trust assets under management.  Trust fees collected in 2011 and 2010 totaled $237,000 and $206,000, respectively.  The increase in fees was due to both a new fee schedule and a growth in assets under management during 2011.

Subsidiary Activities

Jacksonville Savings Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation.  Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts.  In addition, Financial Resources is engaged in the business of originating commercial business loans and commercial real estate loans.  For the years ended December 31, 2011 and 2010, Financial Resources had gross revenues of $1.5 million and $1.2 million, respectively.

REGULATION AND SUPERVISION

General

Jacksonville Bancorp, Inc. is a nondiversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, it is registered with, subject to examination and supervision by and otherwise required to comply with the rules and, regulations of, the Federal Reserve Board.

Jacksonville Savings Bank is an Illinois-chartered savings bank subject to extensive regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation.  Jacksonville Savings Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation.  Jacksonville Savings Bank must file reports with the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions.  There are periodic examinations of the Bank by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation to review Jacksonville Savings Bank’s compliance with various regulatory requirements.  Jacksonville Savings Bank is also subject to certain reserve requirements established by the Federal Reserve Board.  This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulation, whether by the Illinois Department of Financial and Professional Regulation, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress could have a material impact on the operations of Jacksonville Savings Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Jacksonville Bancorp, Inc. and Jacksonville Savings Bank.  The description is limited to certain material aspects of the statutes and regulations addressed, is not intended to be a complete description of such statutes and regulations and their effects on Jacksonville Bancorp, Inc. and Jacksonville Savings Bank and is qualified in its entirety by reference to the actual statutes and regulations involved.

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in 2010.  The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated the Office of Thrift Supervision, Jacksonville Bancorp, Inc.’s previous primary federal regulator, as of July 21, 2011.  Savings and loan holding companies are now supervised and examined by the Federal Reserve Board, the federal regulator for bank holding companies.  The authority to issue rules and regulations for savings and loan holding companies was also transferred to the Federal Reserve Board.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with expansive powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as Jacksonville Savings Bank, will continue to be examined for compliance with these laws by their applicable federal bank regulators.  The legislation gave state attorneys general the ability to enforce applicable federal consumer protection laws and weakened federal preemption of state laws as to federal saving banks in certain respects.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor, and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether or not the company is publicly traded.  The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on checking accounts and contained a number of reforms related to mortgage origination.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet fully be assessed.  However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs and interest expense for Jacksonville Bancorp, Inc. and Jacksonville Savings Bank.

Illinois Savings Bank Regulation

As an Illinois-chartered savings bank, Jacksonville Savings Bank is subject to regulation and supervision by the Illinois Department of Financial and Professional Regulation.  The Illinois Department of Financial and Professional Regulation’s regulation of Jacksonville Savings Bank covers, among other things, Jacksonville Savings Bank’s internal organization (i.e., charter, bylaws, capital requirements, transactions with directors and officers, and composition of the board of directors), as well as supervision of permissible activities and mergers and acquisitions.  The lending and investment authority of Jacksonville Savings Bank is prescribed by Illinois law and regulations, as well as applicable Federal laws and regulations, and Jacksonville Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations.  Jacksonville Savings Bank is required to file reports with, and is subject to periodic examinations at least once within every 18-month period by the Illinois Department of Financial and Professional Regulation.  The Illinois Department of Financial and Professional Regulation also maintains extensive enforcement power to assure compliance with law and regulations and correct unsafe practices, including cease and desist orders, civil penalties and removal of directors and officers.  The Illinois Department of Financial and Professional Regulation also may appoint a receiver or conservator for a savings bank under certain circumstances.

Under Illinois law, savings banks are required to maintain a minimum total capital to total assets ratio of 3%.  The Illinois Department of Financial and Professional Regulation is authorized to require a savings bank to maintain a higher minimum capital level if the Illinois Department of Financial and Professional Regulation determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s total capital ratio falls below the required level, the Illinois Department of Financial and Professional Regulation may direct the savings bank to adhere to a specific written plan established by the Illinois Department of Financial and Professional Regulation to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.

Under Illinois law, a savings bank may make both secured and unsecured loans.  However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Illinois Department of Financial and Professional Regulation.  With the prior written consent of the Illinois Department of Financial and Professional Regulation, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital.  The investment authority of state chartered banks is also constrained by federal law, as is explained later.  The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital.  At December 31, 2011, Jacksonville Savings Bank did not have any loans-to-one borrower which exceeded these limitations.

Illinois-chartered savings banks generally have all lending, investment and other powers which are possessed by federal savings banks based in Illinois.  Recent federal and state legislative developments have reduced distinctions between commercial banks and savings institutions in Illinois with respect to lending and investment authority.  As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, Illinois legislation and regulations (“parity legislation”) have given Illinois-chartered savings banks, such as Jacksonville Savings Bank, the powers of federally chartered savings institutions.

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

Branching and Interstate Banking. The establishment of branches by Jacksonville Savings Bank is subject to approval of the Illinois Department of Financial and Professional Regulation and Federal Deposit Insurance Corporation and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), as amended, facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to “opt out” of this authority, and (iii) banks to establish new branches on an interstate basis.

Investment Activities.  Under federal law, all state-chartered banks and savings banks, and their subsidiaries, generally limited to activities as principal and equity investments of the type and in the amount authorized for national banks.  There are certain exceptions..  For example, the Federal Deposit Insurance Corporation is authorized to permit institutions to engage in state-authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the deposit insurance fund.  Federal law and Federal Deposit Insurance Corporation regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

Qualified Thrift Lender Test.  In order for Jacksonville Bancorp, Inc. to be regulated as a savings and loan holding company (rather than as a bank holding company) by the Federal Reserve Board, Jacksonville Savings Bank must qualify as a “qualified thrift lender” under federal law or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, an institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) goodwill and other intangible assets; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period.  Jacksonville Savings Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.  The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law.

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

In addition, extensions of credit in excess of certain limits must be approved in advance by Jacksonville Savings Bank’s board of directors.  Extensions of credit to executive officers of Jacksonville Savings Bank are subject to additional restrictions based on the type of loan.

Capital Maintenance.  Under Federal Deposit Insurance Corporation regulations, Jacksonville Savings Bank must maintain minimum levels of capital.  The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with the highest supervisory rating of the federal regulators for banks.  For all other banks, the minimum leverage capital requirement is at least 4% of total assets.  Core capital is composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualifying supervisory intangible core deposits), identified losses, investments in certain subsidiaries and unrealized gains (losses) on investment securities.

The Federal Deposit Insurance Corporation also requires that savings banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset.  The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement.  The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses.  Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.  At December 31, 2011, Jacksonville Savings Bank exceeded its applicable capital requirements.

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

The Federal Deposit Insurance Corporation may order savings banks which have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” would be subject to growth limitations, dividend restrictions and would be required to submit a capital restoration plan for regulator approval.  A holding company that controls such a savings bank must guarantee that the savings bank complies with the restoration plan subject to certain limits.  A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator within certain time frames.

At December 31, 2011, Jacksonville Savings Bank is “well capitalized” under the prompt corrective action rules.

Insurance of Deposit Accounts.  Jacksonville Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  Deposit accounts in Jacksonville Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, pursuant to the Dodd-Frank Act, certain non-interest-bearing transaction accounts are fully insured, regardless of the dollar amount, until December 31, 2012.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with institutions deemed less risky paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the Federal Deposit Insurance Corporation, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The estimated assessments were based on assumptions established by the Federal Deposit Insurance Corporation, including an assumed 5% annual growth rate and certain assumed assessment rate increases.  That pre-payment, which was due on December 30, 2009, amounted to $1.4 million for Jacksonville Savings Bank.  The pre-payment was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years.  Any unused prepaid assessments would be returned to the institution in June 2013.  Because the prepaid assessments represent the payment on or future expense, they do not affect our regulatory capital or tax obligation.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long term fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Jacksonville Savings Bank.  Management cannot predict what assessment rates will be in the future.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the annualized Financing Corporation assessment was equal to .68 basis points of assessable assets less tangible capital.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation.  Management of Jacksonville Savings Bank does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Enforcement

The Federal Deposit Insurance Corporation has primary federal enforcement responsibility over state savings banks.  The Federal Deposit Insurance Corporation has authority to bring enforcement actions against such institutions and their “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution or receivership or conservatorship in certain circumstances.  Potential civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

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

Federal Home Loan Bank System.  Jacksonville Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Chicago, Jacksonville Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2011, Jacksonville Savings Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2011, Jacksonville Savings Bank was in compliance with these reserve requirements.

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

Holding Company Regulation

Permitted Activities.  Pursuant to the Home Owners’ Loan Act and Federal Reserve Board regulations and policy, a savings and loan holding company such as Jacksonville Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iii) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (iv) furnishing or performing management services for a savings association subsidiary of such company; (v) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vi) holding or managing properties used or occupied by a savings association subsidiary of such company; (vii) acting as trustee under deeds of trust; (vii) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (ix) provided certain qualitative criteria are met, any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Federal Reserve Board.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Jacksonville Bancorp, Inc. directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources, future prospects of the company and institution involved, the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has suggested is applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Jacksonville Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Jacksonville Bancorp, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with Jacksonville Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

At December 31, 2011, Jacksonville Savings Bank’s total federal pre-base year reserve was approximately $2.6 million.  However, under current law, base-year reserves remain subject to recapture if Jacksonville Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of AMT may be used as credits against regular tax liabilities in future years.  During 2009, Jacksonville Bancorp, Inc. and Jacksonville Savings Bank were subject to the AMT in the amount of $76,000.  This amount was utilized against the current liability during 2010.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At December 31, 2011, Jacksonville Bancorp, Inc. had no federal tax loss carryforward.  The Company has an Illinois carryforward of approximately $4.1 million at December 31, 2011.   Recent Illinois legislation has suspended the use of these loss carryforwards for tax year 2011.  For tax years 2012 and 2013, the State of Illinois is allowing up to $100,000 of loss to be utilized in each year.  Three years have been added to the expiration of said net loss years.

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

Personnel

As of December 31, 2011, Jacksonville Savings Bank and its subsidiary had a total of 97 full-time and 15 part-time employees.  None of Jacksonville Savings Bank’s employees is represented by a collective bargaining group.  Management believes that it has good working relations with its employees.

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

Over the last several years, we have increased our non-residential lending in order to improve the average yield of our interest-earning assets and reduce the average maturity of our loan portfolio.  At December 31, 2011, our portfolio of commercial real estate loans totaled $40.2 million, or 23.5% of our total loans, compared to $25.9 million, or 14.8% of our total loans at December 31, 2007.  At December 31, 2011, our portfolio of agricultural real estate loans totaled $30.0 million, or 17.5% of our total loans, compared to $22.9 million, or 13.0% of our total loans at December 31, 2007.  Our portfolio of commercial business loans totaled $23.2 million, or 13.6% of our total loans at December 31, 2011, compared to $27.9 million, or 15.9% of our total loans at December 31, 2007.  Our portfolio of agricultural business loans totaled $9.6 million, or 5.6% of our total loans at December 31, 2011, compared to $8.7 million, or 4.9% of our total loans at December 31, 2007.  These business loans are typically secured by equipment or inventory. It is difficult to assess the future performance of our non-residential loan portfolio due to the recent origination or purchase of many of these loans.  These loans may have delinquency or charge-off rates above our historical experience, which could adversely affect our future performance.

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

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if these borrowers are unable to repay their loans. At December 31, 2011, we had 18 borrowers with aggregate loan balances of $45.5 million, which represented 26.1% of our total loan portfolio at that date. These loans are primarily commercial and agricultural real estate loans and commercial and agricultural business loans, including purchased loan participations. Aggregate loan balances to these borrowers ranged from $1.0 million to $7.3 million for our largest borrower.  While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area.  Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate and commercial business loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by properties in diverse geographic areas such as in Nebraska, Iowa, Minnesota, Arizona and Indiana.  These participations are secured by various types of collateral such as office buildings, senior living facilities, and condominium developments. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate.  At December 31, 2011, our loan participations totaled $10.3 million, or 6.0% of our loan portfolio.  At December 31, 2011, commercial real estate loan participations outside our market area totaled $6.3 million, or 15.8% of the commercial real estate loan portfolio, and commercial business loan participations outside our market area totaled $1.6 million, or 6.8% of the commercial business loan portfolio. At December 31, 2011, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which may have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance.  Additions to the allowance would decrease our net income. At December 31, 2011, our allowance for loan losses was $3.3 million, or 1.89% of total loans and 137.33% of non-performing loans, compared to $3.0 million, or 1.65% of total loans and 94.56% of non-performing loans, at December 31, 2010.

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

At December 31, 2011, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) totaled $2.8 million, which is a decrease of $759,000 from our non-performing assets at December 31, 2010.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs such as taxes, insurance and maintenance related to our other real estate owned. The resolution of non-performing assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of Jacksonville Savings Bank.  If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We could experience further impairment losses on the value of our mortgage servicing rights.

A significant aspect of our business is the origination of one- to four-family residential mortgage loans for sale on a servicing retained basis. The fees we receive for servicing such loans are referred to as mortgage servicing rights. At December 31, 2011, the unpaid principal balance of mortgage loans serviced for others was $146.2 million. Mortgage servicing rights fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments.  Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. If the fair value of our mortgage servicing rights is less than the carrying value of such rights, we may be required to recognize an impairment loss. Such impairment can occur due to changes in interest rates, loan performance or prepayment of the underlying mortgage.  At December 31, 2008, we recognized an impairment charge of $428,000 against the value of our mortgage servicing income. Subsequently, as long term interest rates began to rise, we were able to recognize a partial recovery of $123,000 during 2009.  Due to the changes in long-term rates during 2010 and 2011, we recognized additional impairment charges of $101,000 and $59,000, respectively, during 2010 and 2011.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2011, the fair value of our portfolio of investment securities and mortgage-backed securities totaled $102.6 million.  Gross unrealized losses on these securities totaled $63,000 at December 31, 2011.

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

During 2011, management reviewed goodwill for impairment on a quarterly basis.  Management’s analysis concluded that our goodwill was not impaired as of December 31, 2011.   It is possible that the assumptions and conclusions regarding the valuation of our business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material adverse effect on our financial condition and results of operations.

Our business may continue to be adversely affected by the continued weakness in the national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans, excluding purchased loan participations, are to businesses and individuals in Cass, Morgan, Macoupin and Montgomery Counties, Illinois and surrounding communities. All of our branches and most of our deposit customers are also located in these counties. The severe economic recession of 2008 and 2009, as well as the continuing weakness of the economic recovery in 2010 and 2011 both nationally and in our market area could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, these counties have experienced declines in real estate values, increased foreclosures and higher unemployment rates.

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

We are subject to extensive regulation, supervision and examination by the Illinois Department of Financial and Professional Regulation, the Federal Reserve Board and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums, could have a material impact on our operations.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Financial reform legislation in 2010, enacted by Congress, has or will, among other things, eliminated the Office of Thrift Supervision, tighten capital standards, created a new Consumer Financial Protection Bureau and resulted in new regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies like Jacksonville Bancorp, Inc., in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act also instructed the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply.   The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Jacksonville Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakened the federal preemption available for national banks and federal savings associations in certain respects, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act has increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation mandated that regulators issue regulations requiring originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

It is difficult to predict at this time the effect that the legislation and implementing regulations will have on community banks with regard to the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act have delayed effective dates, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Illinois Department of Financial and Professional Regulation, the Federal Reserve Board and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Legislative proposals limiting our rights as a creditor may result in credit losses or increased expense in pursuing our remedies as a creditor.

If our investment in the Federal Home Loan Bank of Chicago becomes impaired, our earnings and stockholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of Chicago to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  The aggregate cost of our Federal Home Loan Bank common stock as of December 31, 2011 was $1.1 million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

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

ITEM 1B.             Unresolved Staff Comments

          Not applicable.

ITEM 2.               Properties

          We conduct our business through our main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois.  The following table sets forth certain information concerning the main office and each branch office at December 31, 2011.  At December 31, 2011, our premises and equipment had an aggregate net book value of approximately $5.5 million.  We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs.  All facilities are owned.
Location	Year Occupied	Net Book Value at December 31, 2011
		(In Thousands)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois	1994	$3,688
Branch Office (1)
211 West State Street
Jacksonville, Illinois	1961	574
Branch Office (1)
903 South Main
Jacksonville, Illinois	1989	146
Branch Office
501 North State Street
Litchfield, Illinois	1997	513
Branch Office
100 North Dye
Virden, Illinois	1986	166
Branch Office
510 Superior
Chapin, Illinois	2000	421
Branch Office (1)
202 State
Concord, Illinois	2000	25

(1)           Transaction facilities only.

ITEM 3.                Legal Proceedings

          At December 31, 2011, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.

ITEM 4.                Removed and Reserved.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The “Stockholder Information” section of our annual report to stockholders for the fiscal year ended December 31, 2011 (the “2011 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

          Set forth below is information as of December 31, 2011 regarding equity compensation plans. The plans that have been approved by the stockholders are the 1996 Stock Option Plan and 2001 Stock Option Plan.  Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	4,504	13.98	—
Equity compensation plans not approved by stockholders	—	—	—
Total	4,504	13.98	—

ITEM 6.               Selected Financial Data

          The “Selected Consolidated Financial Information” section of the 2011 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2011 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.            Quantitative and Qualitative Disclosures about Market Risk

          The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2011 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

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

          Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

          (c)                      Changes in internal controls.

          There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.             Other Information

          None.

PART III

ITEM 10.              Directors, Executive Officers and Corporate Governance

          Information concerning our directors and certain officers is incorporated by reference hereunder in the Proxy Statement for the 2012 Annual Meeting.

ITEM 11.              Executive Compensation

          Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2012 Annual Meeting.

ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information required under this item is incorporated by reference to the Proxy Statement for the 2012 Annual Meeting.

ITEM 13.              Certain Relationships and Related Transactions and Director Independence

          Information required under this item is incorporated by reference to the Proxy Statement for the 2012 Annual Meeting.

ITEM 14.              Principal Accountant Fees and Services

          Information required under this item is incorporated by reference to the Proxy Statement for the 2012 Annual Meeting.

PART IV

ITEM 15.              Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2011 and 2010;

(C)	Consolidated Statements of Income - years ended December 31, 2011 and 2010;

(D)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2011 and 2010;

(E)	Consolidated Statements of Cash Flows - years ended December 31, 2011 and 2010; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Jacksonville Savings Bank and Jacksonville Bancorp, MHC 1996 Stock Option Plan(7)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(8)

10.6	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(9)
10.7	Jacksonville Savings Bank Supplemental Life Insurance Plan(10)
10.8	Jacksonville Savings Bank Salary Continuation Plan 1(11)
10.9	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(12)
10.10	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(14)
10.12	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(16)
13	2011 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(11)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(12)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

Signatures

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 19, 2012	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President,		Andrew F. Applebee, Chairman of the Board
Chief Executive Officer and Director

Date: March 19, 2012		Date: March 19, 2012

By:	/s/ Diana S. Tone	By:	/s/ Dean H. Hess
	Diana S. Tone		Dean H. Hess, Director
Chief Financial Officer

Date: March 19, 2012		Date: March 19, 2012

By:	/s/ John L. Eyth	By:	/s/ Emily J. Osburn
	John L. Eyth, Director		Emily J. Osburn, Director

Date: March 19, 2012		Date: March 19, 2012

By:	/s/ Harmon B. Deal III	By:	/s/ John C. Williams
	Harmon B. Deal, III, Director		John C. Williams, Director
Senior Vice President and Trust Officer

Date: March 19, 2012		Date: March 19, 2012

By:	/s/ John M. Buchanan
John M. Buchanan, Director

Date: March 19, 2012

EXHIBIT INDEX

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Jacksonville Savings Bank and Jacksonville Bancorp, MHC 1996 Stock Option Plan(7)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(8)
10.6	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(9)
10.7	Jacksonville Savings Bank Supplemental Life Insurance Plan(10)
10.8	Jacksonville Savings Bank Salary Continuation Plan 1(11)
10.9	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(12)
10.10	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(14)
10.12	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(16)
13	2011 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(11)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(12)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).

(14)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).