Form 10-Q
period 2012-03-31
Jacksonville Bancorp, Inc.
filed 2012-05-10
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were 1,920,955 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)
Cash and cash equivalents	$19,443,499	$11,387,947
Interest-earning time deposits in banks	2,972,000	2,476,000
Investment securities - available for sale	61,850,949	62,257,962
Mortgage-backed securities - available for sale	44,469,481	40,364,086
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	113,671	116,088
Loans held for sale - net	962,402	446,818
Loans receivable - net of allowance for loan losses of $3,330,911 and $3,296,607 as of
March 31, 2012 and December 31, 2011	166,123,058	170,865,102
Premises and equipment - net	5,539,671	5,532,720
Cash surrender value of life insurance	6,442,482	4,402,602
Accrued interest receivable	2,038,603	2,071,534
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $161,557 and $173,791
as of March 31, 2012 and December 31, 2011	678,893	697,733
Real estate owned	514,975	435,480
Deferred income taxes	436,675	413,110
Other assets	1,848,303	1,981,808

Total Assets	$317,275,029	$307,289,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$264,979,686	$254,240,060
Other borrowings	4,327,909	6,517,750
Advance payments by borrowers for taxes and insurance	1,129,750	740,083
Accrued interest payable	337,341	349,121
Deferred compensation payable	3,340,690	3,295,827
Income taxes payable	269,631	-
Other liabilities	989,387	981,093
Total liabilities	275,374,394	266,123,934

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,920,955 shares
as of March 31, 2012 and December 31, 2011	19,210	19,210
Additional paid-in-capital	16,068,929	16,066,624
Retained earnings	23,541,361	22,767,719
Less: Unallocated ESOP shares	(355,610)	(360,620)
Accumulated other comprehensive income	2,626,745	2,672,490
Total stockholders’ equity	41,900,635	41,165,423

Total Liabilities and Stockholders’ Equity	$317,275,029	$307,289,357

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
INTEREST INCOME:
Loans	$2,540,544	$2,655,406
Investment securities	524,501	485,898
Mortgage-backed securities	205,326	279,763
Other	11,520	1,700
Total interest income	3,281,891	3,422,767

INTEREST EXPENSE:
Deposits	604,745	800,089
Other borrowings	2,791	4,628
Total interest expense	607,536	804,717

NET INTEREST INCOME	2,674,355	2,618,050

PROVISION FOR LOAN LOSSES	80,000	175,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,594,355	2,443,050

NON-INTEREST INCOME:
Fiduciary activities	77,776	60,019
Commission income	246,418	412,740
Service charges on deposit accounts	190,501	219,164
Mortgage banking operations, net	117,126	7,888
Net realized gains on sales of available-for-sale securities	225,328	53,505
Loan servicing fees	90,261	94,362
Other	156,975	137,084
Total non-interest income	1,104,385	984,762

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,572,942	1,529,118
Occupancy and equipment	248,253	239,240
Data processing and telecommunications	129,643	146,426
Professional	51,429	50,381
Marketing	27,332	21,319
Postage and office supplies	66,159	77,260
Deposit insurance premium	38,967	96,626
Other	282,377	269,288
Total non-interest expense	2,417,102	2,429,658

INCOME BEFORE INCOME TAXES	1,281,638	998,154
INCOME TAXES	366,889	263,415

NET INCOME	$914,749	$734,739

NET INCOME PER COMMON SHARE - BASIC	$0.49	$0.39
NET INCOME PER COMMON SHARE - DILUTED	$0.49	$0.39

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)

Net Income	$914,749	$734,739

Other Comprehensive Income (Loss)
Unrealized appreciation on available-for-sale
securities, net of taxes of $53,047 and $169,818
for 2012 and 2011, respectively.	102,971	329,645
Less: reclassification adjustment for realized gains
included in net income, net of taxes of $76,612 and
$18,192, for 2012 and 2011, respectively.	148,716	35,313
	(45,745)	294,332

Comprehensive Income	$869,004	$1,029,071

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income	Equity

BALANCE, DECEMBER 31, 2011	$19,210	$16,066,624	$22,767,719	$(360,620)	$2,672,490	$41,165,423

Net Income	-	-	914,749	-	-	914,749

Other comprehensive income (loss)	-	-	-	-	(45,745)	(45,745)

Shares held by ESOP, commited to be released	-	2,305	-	5,010	-	7,315

Dividends ($0.075 per share)	-	-	(141,107)	-	-	(141,107)

BALANCE, MARCH 31, 2012	$19,210	$16,068,929	$23,541,361	$(355,610)	$2,626,745	$41,900,635

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$914,749	$734,739
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	82,809	75,686
Amortization of investment and loan premiums and discounts, net	132,934	148,459
Net realized gains on sales of available-for-sale securities	(225,328)	(53,505)
Provision for loan losses	80,000	175,000
Mortgage banking operations, net	(117,126)	(7,888)
Loss (gain) on sale of real estate owned	1,085	(21,059)
Shares held by ESOP committed to be released	7,315	6,562
Changes in income taxes payable	317,064	213,415
Changes in assets and liabilities	(1,879,500)	182,604
Net cash provided by (used in) operations before loan sales	(685,998)	1,454,013
Origination of loans for sale to secondary market	(13,261,462)	(2,987,479)
Proceeds from sales of loans to secondary market	12,881,844	2,809,002
Net cash provided by (used in) operating activities	(1,065,616)	1,275,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(21,347,879)	(19,184,356)
Purchases of interest-earning time deposits in other banks	(496,000)	-
Maturity or call of investment securities available-for-sale	5,318,000	4,250,000
Sale of investment securities available-for-sale	10,126,795	6,281,988
Principal payments on mortgage-backed and investment securities	2,192,975	2,063,293
Proceeds from sale of real estate owned	25,129	167,216
Net decrease in loans	4,593,563	1,960,948
Additions to premises and equipment	(89,760)	(120,234)

Net cash provided by (used in) investing activities	322,823	(4,581,145)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$10,739,626	$4,698,193
Net increase (decrease) in other borrowings	(2,189,841)	31,468
Increase in advance payments by borrowers for taxes and insurance	389,667	331,648
Exercise of stock options	-	151,226
Purchase and retirement of treasury stock related to stock options	-	(151,988)
Tax benefit of nonqualified stock options	-	2,815
Dividends paid - common stock	(141,107)	(144,476)

Net cash provided by financing activities	8,798,345	4,918,886

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,055,552	1,613,277

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,387,947	8,943,400

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,443,499	$10,556,677

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$616,525	$873,288
Interest on other borrowings	2,791	4,628
Income taxes paid	50,000	50,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$105,709	$384,046
Loans to facilitate sales of real estate owned	-	73,334

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for 1) a fair presentation and 2) to make the financial statements not misleading relating to the financial condition of the Company as of March 31, 2012 and December 31, 2011 and the results of its operations for the three month periods ended March 31, 2012 and 2011.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 filed as an exhibit to the Company’s Form 10-K filed in March, 2012.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP), the requirements of Form 10-Q, and to prevailing practices within the industry.

Certain amounts included in the 2011 consolidated statements have been reclassified to conform to the 2012 presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011.  Early application by public entities was not permitted.  The adoption of this ASU is reflected in Note 8 – Disclosures about Fair Value of Assets and Liabilities.

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption was permitted.  The Company retrospectively adopted the ASU during the first quarter of 2012 with separate condensed consolidated statements of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The update provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any.  Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  The amendments enacted by ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for the nonpublic entities, have not yet been made available for issuance.  The adoption of this update did not have any impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2012, and interim periods within those annual periods.  Retrospective disclosure is required for all comparative periods presented.  The adoption of this update did not have any impact on the Company’s consolidated financial position or results of operations.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended
	March 31,
	2012	2011

Net income	$914,749	$734,739

Basic average shares outstanding	1,885,066	1,885,601

Diluted potential common shares:
Stock option equivalents	173	2,151
Diluted average shares outstanding	1,885,239	1,887,752

Basic earnings per share	$0.49	$0.39

Diluted earnings per share	$0.49	$0.39

Stock options for 4,504 shares of common stock were not considered in computing diluted earnings per share for the three month period ending March 31, 2011, because they were anti-dilutive.

4.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In connection with the conversion and related stock offering, the Bank purchased an additional 41,614 shares for its ESOP for the exclusive benefit of eligible employees.  The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets.  Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 20 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years.  Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.  Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

A summary of ESOP shares at March 31, 2012 and 2011 is shown below.

	March 31, 2012	March 31, 2011
Unearned shares	35,561	39,015
Shares committed for release	501	2,599
Allocated shares	52,815	49,398
Total ESOP shares	88,877	91,012

Fair value of unearned shares	$540,527	$495,491

5.	LOAN PORTFOLIO COMPOSITION

At March 31, 2012 and December 31, 2011, the composition of the Company’s loan portfolio is shown below.

	March 31, 2012	December 31, 2011

Mortgage loans on real estate
One-to-four family residential	$41,499,618	$39,472,008
Commercial	39,090,310	40,169,813
Agricultural	29,203,258	29,971,649
Home equity	15,001,318	16,042,788
Total mortgage loans on real estate	124,794,504	125,656,258

Commercial business	21,268,348	23,198,454
Agricultural business	8,538,738	9,590,745
Consumer	14,838,656	15,755,973
	169,440,246	174,201,430

Less
Net deferred loan fees	(13,723)	39,721
Allowance for loan losses	3,330,911	3,296,607

Net loans	$166,123,058	$170,865,102

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

One –to-Four Family Mortgage Loans - Historically, the primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Company’s market area.  The Company generates loans through marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  Generally, one- to four-family loan originations are limited to the financing of loans secured by properties located within the Company’s market area.

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

The Company currently offers adjustable-rate mortgage loans for terms ranging up to 30 years.  They generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination.  Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan.  In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on the net interest income.  In the low interest rate environment that has existed over the past two years, the adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of the loan portfolio.  The Company has used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of one-year, three-years or five-years.  The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, interest rate risk position and competitors’ loan products.

Adjustable-rate mortgage loans make the loan portfolio more interest rate sensitive and provide an alternative for those borrowers who meet the underwriting criteria, but are unable to qualify for a fixed-rate mortgage.  However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans.  Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase.  It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

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

Commercial Real Estate Loans - The Company originates and purchases commercial real estate loans.  Commercial real estate loans are secured primarily by improved properties such as multi-family residential, retail facilities and office buildings, restaurants and other non-residential buildings.  The maximum loan-to-value ratio for commercial real estate loans originated is generally 80%.  Commercial real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the prime rate and generally have a specified floor.  Many of the fixed-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity.  The Company purchases from time to time commercial real estate loan participations primarily from outside the Company’s market area. All participation loans are approved following a review to ensure that the loan satisfies the underwriting standards.

Underwriting standards for commercial real estate loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The income approach is primarily utilized to determine whether income generated from the applicant’s business or real estate offered as collateral is adequate to repay the loan.  There is an emphasis on the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%).  In underwriting a loan, the value of the real estate offered as collateral in relation to the proposed loan amount is considered.

Generally, the loan amount cannot be greater than 80% of the value of the real estate.  Written appraisals are usually obtained from either licensed or certified appraisers on all commercial real estate loans in excess of $250,000.  Creditworthiness of the applicant is assessed by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

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

Agricultural Real Estate Loans - The Company originates and purchases agricultural real estate loans.  The maximum loan-to-value ratio for agricultural real estate loans we originate is generally 80%. Our agricultural real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the average yield on U.S. Treasury securities, adjusted to a constant maturity of one-year, three-years, or five-years and generally have a specified floor. Many of our fixed-rate agricultural real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We purchase from time to time agricultural real estate loan participations primarily from other local institutions within our market area. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards

Underwriting standards for agricultural real estate include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The income approach is primarily utilized to determine whether income generated from the applicant’s farm operation or real estate offered as collateral is adequate to repay the loan. We emphasize the ratio of the property’s projected cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%).  In underwriting a loan, we consider the value of the real estate offered as collateral in relation to the proposed loan amount.  Generally, the loan amount cannot be greater than 80% of the value of the real estate.  We usually obtain written appraisals from either licensed or certified appraisers on all agricultural real estate loans in excess of $250,000.  We assess the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns of the applicant, as well as obtaining other public records regarding the applicant.

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

Home Equity Loans – The Company originates home equity and lines of credit, which are generally secured by the borrower’s principal residence.  The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities.  Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions.  Such loans may be fully amortized over the life of the loan or have a balloon feature.  Generally, the maximum term for home equity loans is 10 years.

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

Commercial Business Loans - The Company originates commercial business loans to borrowers located in the Company’s market area which are secured by collateral other than real estate or which can be unsecured.  Commercial business loan participations are also purchased from other lenders, which may be made to borrowers outside the Company’s market area.  Commercial business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years and various terms of maturity generally from three years to five years.  Unsecured business loans are originated on a limited basis in those instances where the applicant’s financial strength and creditworthiness has been established.  Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  Personal guarantees are generally obtained from the borrower or a third party as a condition to originating its business loans.

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

Agricultural Business Loans - The Company originates agricultural business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. Agricultural business loans are generally secured by equipment and blanket security agreements on all farm assets.  These loans are generally offered with fixed rates with terms up to five years.  Agricultural business loans generally bear lower interest rates than residential loans due to competitive market pressures.  The repayment of agricultural business loans is generally dependent on the successful operation of the farm operation.  Personal guarantees are generally obtained from the borrower as a condition to originating agricultural business loans.

Underwriting standards for agricultural business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business.  The financial strength of each applicant is assessed through the review of financial statements, pro-forma cash flow statements, and tax returns provided by the applicant.  The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records.  Financial statements are requested at least annually and reviewed for substantial deviations or changes that might affect repayment of the loan.  Loan officers may also visit the premises of borrowers to observe the operation, facilities, equipment, and personnel and to inspect the pledged collateral.  Underwriting standards for agricultural business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

Consumer Loans – The Company originates consumer loans, including automobile loans, loans secured by deposit accounts, unsecured loans and mobile home loans.  Consumer loans are generally offered on a fixed-rate basis.  Automobile loans are offered with maturities of up to 60 months for new automobiles.  Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile.  Automobile loans are generally originated with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value.  In the case of a new car loan, the loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended March 31, 2012, March 31, 2011, and December 31, 2011.

	March 31, 2012
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Home Equity	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$697,223	$1,107,585	$115,154	$711,864	$58,428	$309,409	$138,385	$158,559	$3,296,607
Provision charged to expense	(31,207)	(8,747)	7,951	(4,164)	4,134	86,277	(8,040)	33,796	80,000
Losses charged off	—	—	—	—	—	(46,744)	(2,964)	—	(49,708)
Recoveries	1,625	—	—	316	—	525	1,546	—	4,012
Balance, end of period	$667,641	$1,098,838	$123,105	$708,016	$62,562	$349,467	$128,927	$192,355	$3,330,911
Ending balance:
individually evaluated for impairment	$36,300	$340,784	$—	$319,777	$—	$—	$7,569	$—	$704,430
Ending balance:
collectively evaluated for impairment	$631,341	$758,054	$123,105	$388,239	$62,562	$349,467	$121,358	$192,355	$2,626,481

Loans:
Ending balance	$41,499,618	$39,090,310	$29,203,258	$21,268,348	$8,538,738	$15,001,318	$14,838,656	$—	$169,440,246
Ending balance:
individually evaluated for impairment	$551,611	$1,673,654	$—	$541,619	$—	$28,481	$7,569	$—	$2,802,934
Ending balance:
collectively evaluated for impairment	$40,948,007	$37,416,656	$29,203,258	$20,726,729	$8,538,738	$14,972,837	$14,831,087	$—	$166,637,312

	March 31, 2011
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Home Equity	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$561,309	$1,193,928	$92,988	$472,376	$58,250	$300,257	$163,690	$121,487	$2,964,285
Provision charged to expense	(39,577)	152,268	11,879	33,741	82,794	(32,302)	(41,922)	8,119	175,000
Losses charged off	(7,402)	(260,785)	—	—	—	(4,162)	(1,097)	—	(273,446)
Recoveries	—	8,142	—	200	—	3,867	1,202	—	13,411
Balance, end of period	$514,330	$1,093,553	$104,867	$506,317	$141,044	$267,660	$121,873	$129,606	$2,879,250
Ending balance:
individually evaluated for impairment	$67,118	$216,320	$—	$99,632	$—	$—	$—	$—	$383,070
Ending balance:
collectively evaluated for impairment	$447,212	$877,233	$104,867	$406,685	$141,044	$267,660	$121,873	$129,606	$2,496,180

Loans:
Ending balance	$37,782,788	$44,049,716	$29,607,376	$22,573,869	$7,844,104	$18,764,445	$16,292,900	$—	$176,915,198
Ending balance:
individually evaluated for impairment	$643,002	$1,741,709	$—	$585,106	$—	$—	$—	$—	$2,969,817
Ending balance:
collectively evaluated for impairment	$37,139,786	$42,308,007	$29,607,376	$21,988,763	$7,844,104	$18,764,445	$16,292,900	$—	$173,945,381

	December 31, 2011
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Home Equity	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$561,309	$1,193,928	$92,988	$472,376	$58,250	$300,257	$163,690	$121,487	$2,964,285
Provision charged to expense	266,296	195,118	22,166	83,654	178	26,863	(6,347)	37,072	625,000
Losses charged off	(130,382)	(306,303)	—	—	—	(24,904)	(25,289)	—	(486,878)
Recoveries	—	24,842	—	155,834	—	7,193	6,331	—	194,200
Balance, end of year	$697,223	$1,107,585	$115,154	$711,864	$58,428	$309,409	$138,385	$158,559	$3,296,607
Ending balance:
individually evaluated for impairment	$36,300	$357,880	$—	$296,149	$—	$—	$—	$—	$690,329
Ending balance:
collectively evaluated for impairment	$660,923	$749,705	$115,154	$415,715	$58,428	$309,409	$138,385	$158,559	$2,606,278

Loans:
Ending balance	$39,472,008	$40,169,813	$29,971,649	$23,198,454	$9,590,745	$16,042,788	$15,755,973	$—	$174,201,430
Ending balance:
individually evaluated for impairment	$551,921	$1,727,406	$—	$552,814	$—	$29,353	$7,569	$—	$2,869,063
Ending balance:
collectively evaluated for impairment	$38,920,087	$38,442,407	$29,971,649	$22,645,640	$9,590,745	$16,013,435	$15,748,404	$—	$171,332,367

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

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination.  In addition, lending relationships over $500,000, new commercial and commercial real estate loans, and watch list credits are reviewed annually by our loan review department in order to verify risk ratings.  All watch list credits are reviewed by management and reported to the Board monthly.  The Company uses the following definitions for risk ratings:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2012 and December 31, 2011.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Commercial Business		Agricultural Business
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Pass	$38,530,773	$36,040,795	$35,924,894	$36,936,906	$28,798,666	$29,567,057	$20,336,386	$22,253,904	$8,284,892	$9,336,899
Special Mention	1,203,898	1,642,602	569,544	574,484	404,592	404,592	2,758	3,402	253,846	253,846
Substandard	1,764,947	1,788,611	2,595,872	2,658,423	—	—	929,204	941,148	—	—

Total	$41,499,618	$39,472,008	$39,090,310	$40,169,813	$29,203,258	$29,971,649	$21,268,348	$23,198,454	$8,538,738	$9,590,745

	Home Equity		Consumer
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Rating:
Pass	$13,753,525	$14,746,631	$14,570,621	$15,409,729
Special Mention	190,578	278,323	151,783	153,316
Substandard	1,057,215	1,017,834	116,252	192,928

Total	$15,001,318	$16,042,788	$14,838,656	$15,755,973

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One-to-four family residential	$236,172	$139,750	$715,831	$1,091,753	$40,407,865	$41,499,618	$—
Agricultural real estate	—	—	—	—	29,203,258	29,203,258	—
Commercial real estate	93,135	—	52,751	145,886	38,944,424	39,090,310	—
Agricultural business	—	—	—	—	8,538,738	8,538.738	—
Commercial business	9	—	—	9	21,268,339	21,268,348	—
Home equity	47,034	22,379	456,922	526,335	14,474,983	15,001,318	—
Consumer	170,181	18,282	59,938	248,401	14,590,255	14,838,656	—

Total	$546,531	$180,411	$1,285,442	$2,012,384	$167,427,862	$169,440,246	$—

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One-to-four family residential	$289,337	$161,654	$1,020,862	$1,471,853	$38,000,155	$39,472,008	$—
Agricultural real estate	—	—	—	—	29,971,649	29,971,649	—
Commercial real estate	75,924	—	48,428	124,352	40,045,461	40,169,813	—
Agricultural business	—	—	—	—	9,590,745	9,590,745	—
Commercial business	—	—	—	—	23,198,454	23,198,454	—
Home equity	511,562	50,455	197,191	759,208	15,283,580	16,042,788	—
Consumer	156,404	126,077	37,337	319,818	15,436,155	15,755,973	—

Total	$1,033,227	$338,186	$1,303,818	$2,675,231	$171,526,199	$174,201,430	$—

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

The following tables present impaired loans at or for the three months ended March 31, 2012 and 2011 and the year ended December 31, 2011.

	March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific valuation allowance
1-4 Family	$236,034	$236,034	$—	$235,619	$2,456	$2,287
Commercial real estate	25,024	25,024	—	33,942	853	916
Home equity	28,481	28,481	—	28,910	731	749
Loans with a specific valuation allowance
1-4 family	315,576	315,576	36,300	362,143	6,207	880
Commercial real estate	1,648,631	1,648,631	340,784	1,694,673	24,228	25,290
Commercial	541,619	541,619	319,777	572,467	9,065	9,111
Consumer	7,569	7,569	7,569	7,569	168	100
Total:
1-4 family	551,610	551,610	36,300	597,762	8,663	3,167
Commercial real estate	1,673,655	1,673,655	340,784	1,728,615	25,081	26,206
Commercial	541,619	541,619	319,777	572,467	9,065	9,111
Consumer	7,569	7,569	7,569	7,569	168	100
Home equity	28,481	28,481	—	28,910	731	749

Total	$2,802,934	$2,802,934	$704,430	$2,935,323	$43,708	$39,333

	March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family	$273,527	$273,527	$—	$275,332	$3,115
Commercial real estate	124,882	124,882	—	126,207	975
Loans with a specific valuation allowance
One-to-four family	369,475	369,475	67,118	401,190	6,357
Commercial real estate	1,616,827	1,616,827	216,320	1,796,665	19,877
Commercial business	585,106	585,106	99,632	679,026	10,542
Total:
One-to-four family	643,002	643,002	67,118	676,522	9,472
Commercial real estate	1,741,709	1,741,709	216,320	1,922,872	20,852
Commercial business	585,106	585,106	99,632	684,132	10,542

Total	$2,969,817	$2,969,817	$383,070	$3,278,420	$40,866

	December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific valuation allowance
1-4 Family	$235,856	$235,856	$—	$249,103	$10,446	$11,162
Commercial real estate	69,249	69,249	—	71,972	457	254
Home equity	29,353	29,353	—	21,954	1,933	1,605
Loans with a specific valuation allowance
1-4 family	316,065	316,065	36,300	368,040	25,241	18,341
Commercial real estate	1,658,157	1,658,157	357,880	1,726,905	88,084	117,289
Commercial	552,814	552,814	296,149	592,796	37,192	36,628
Consumer	7,569	7,569	—	7,569	37	—
Total:
1-4 family	551,921	551,921	36,300	617,143	35,687	29,503
Commercial real estate	1,727,406	1,727,406	357,880	1,798,877	88,541	117,543
Commercial	552,814	552,814	296,149	592,796	37,192	36,628
Consumer	7,569	7,569	—	7,569	37	—
Home equity	29,353	29,353	—	21,954	1,933	1,605

Total	$2,869,063	$2,869,063	$690,329	$3,038,339	$163,390	$185,279

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

The following table presents the recorded balance, at original cost, of TDR’s, as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011

One-to-four family	$256,905	$213,966
Agricultural real estate	—	—
Commercial real estate	1,053,411	1,075,483
Agricultural business	—	—
Commercial business	467,364	477,798
Home equity	131,694	125,588
Consumer	81,587	83,962

Total	$1,990,961	$1,976,797

The following table presents the recorded balance, at original cost, of TDR’s, which were performing according to the terms of the restructuring, as of March 31, 2012 and December 31, 2011.
	March 31, 2012	December 31, 2011

One-to-four family	$176,959	$131,990
Agricultural real estate	—	—
Commercial real estate	958,483	1,007,723
Agricultural business	—	—
Commercial business	467,364	477,798
Home equity	101,874	95,769
Consumer	3,054	83,962

Total	$1,707,734	$1,797,242

The following table presents loans modified as TDR’s during the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	Number of Modifications	Recorded Investment

One-to-four family	1	$44,969
Agricultural real estate	—	—
Commercial real estate	—	—
Agricultural business	—	—
Commercial business	—	—
Home equity	1	6,233
Consumer	—	—

Total	2	$51,202

During the three month period ended March 31, 2012, the Company modified one one-to-four family residential real estate loan, with a recorded investment of $44,969, which was deemed to be a TDR.  The modification was made to change the payment schedule to interest-only for a period of time.  The modification did not result in a reduction of the contractual interest rate or a write-off of the principal balance.

The Company also modified one home equity loan with a recorded investment of $6,233.  The modification was made to change the payment schedule to interest-only for a period of time.  The modification did not result in a reduction of the contractual interest rate or a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.  During the three month period ended March 31, 2012, one residential real estate loan of $54,454, one commercial real estate loan of $28,000, and one home equity loan of $29,818 that were considered TDR’s defaulted as they were more than 90 days past due at March 31, 2012.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

The following table presents the Company’s nonaccrual loans at March 31, 2012 and December 31, 2011.  This table excludes performing TDR’s.

	March 31, 2012	December 31, 2011

One-to-four family	$1,051,505	$1,297,953
Agricultural real estate	—	—
Commercial real estate	355,609	361,524
Agricultural business	—	—
Commercial business	63,455	66,852
Home equity	702,018	423,113
Consumer	180,972	251,025

Total	$2,353,559	$2,400,467

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2012:
U.S. government and agencies	$11,556,884	$196,051	$(30,570)	$11,722,365
Mortgage-backed securities (government-
sponsored enterprises - residential)	43,666,043	857,371	(53,933)	44,469,481
Municipal bonds	47,117,586	3,087,868	(76,870)	50,128,584
	$102,340,513	$4,141,290	$(161,373)	$106,320,430

December 31, 2011:
U.S. government and agencies	$14,132,240	$211,540	$(8,137)	$14,335,643
Mortgage-backed securities (government-
sponsored enterprises - residential)	39,479,133	905,509	(20,556)	40,364,086
Municipal bonds	44,961,448	2,995,639	(34,768)	47,922,319
	$98,572,821	$4,112,688	$(63,461)	$102,622,048

The amortized cost and fair value of available-for-sale securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$101,399	$101,904
One to five years	8,115,045	8,407,695
Five to ten years	28,578,437	30,044,857
After ten years	21,879,589	23,296,493
	58,674,470	61,850,949
Mortgage-backed securities (government-
sponsored enterprises - residential)	43,666,043	44,469,481
	$102,340,513	$106,320,430

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $24,502,000 at March 31, 2012 and $25,424,000 at December 31, 2011.

The book value of securities sold under agreement to repurchase amounted to $5,669,000 at March 31, 2012 and $6,785,000 at December 31, 2011.

Gross gains of $225,000 and $54,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2012 and 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2012 was $17,791,000, which is approximately 16.7% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2012 and December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2012	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(76,870)	$2,779,063	$-	$-	$(76,870)	$2,779,063
U.S. government and agencies	(30,570)	3,473,806	-	-	(30,570)	3,473,806
Subtotal	(107,440)	6,252,869	-	-	(107,440)	6,252,869

Mortgage-backed securities
(government sponsored
enterprises - residential)	(53,933)	11,538,534	-	-	(53,933)	11,538,534

Total	$(161,373)	$17,791,403	$-	$-	$(161,373)	$17,791,403

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2011	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(34,768)	$2,234,403	$-	$-	$(34,768)	$2,234,403
U.S. government and agencies	(8,137)	1,491,864	-	-	(8,137)	1,491,864
Subtotal	(42,905)	3,726,267	-	-	(42,905)	3,726,267

Mortgage-backed securities
(government sponsored
enterprises - residential)	(18,488)	4,910,314	(2,068)	623,455	(20,556)	5,533,769

Total	$(61,393)	$8,636,581	$(2,068)	$623,455	$(63,461)	$9,260,036

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 and December 31, 2011.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	March 31, 2012	March 31, 2011
Net unrealized gain on securities available-for-sale	$156,018	$499,463
Less reclassification adjustment for realized gains
included in income	225,328	53,505
Other comprehensive income (loss) before tax effect	(69,310)	445,958
Less tax expense (benefit)	(23,565)	151,626
Other comprehensive income (loss)	$(45,745)	$294,332

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2012	December 31, 2011
Net unrealized gain on securities available-for-sale	$3,979,917	$4,049,227
Tax effect	(1,353,172)	(1,376,737)
Net-of-tax amount	$2,626,745	$2,672,490

8.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Recurring Measurements
The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

		March 31, 2012
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$11,722,365	$-	$11,722,365	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	44,469,481	-	44,469,481	-
Municipal bonds	50,128,584	-	50,128,584	-

		December 31, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$14,335,643	$-	$14,335,643	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	40,364,086	-	40,364,086	-
Municipal bonds	47,922,319	-	47,922,319	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended March 31, 2012.

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For those investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data market research publications are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and agencies, mortgage-backed securities (Government-sponsored enterprises – residential) and municipal bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company did not have securities considered Level 3 as of March 31, 2012 or December 31, 2011.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

March 31, 2012
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$246,912	$-	$-	$246,912
Real estate owned	514,975	-	-	514,975

		December 31, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$867,318	$-	$-	$867,318
Mortgage servicing rights	697,733			697,733
Real estate owned	435,480	-	-	435,480

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Impaired Loans (Collateral Dependent) - The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  Fair value adjustments on impaired loans were $(6,532) at March 31, 2012 and $(393,319) at December 31, 2011.

Mortgage Servicing Rights – Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and default rate.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Mortgage servicing rights are tested for impairment on at least an annual basis.  The Company uses a third-party to measure mortgage servicing rights through the completion of a proprietary model.  Inputs to the model are reviewed by the Company.  Fair value adjustments on mortgage servicing rights were $0 at March 31, 2012 and $(58,818) at December 31, 2011.

Real Estate Owned – Real estate owned (REO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of REO is based on appraisals or evaluations.  REO is classified within Level 3 of the fair value hierarchy.

Appraisals of REO are obtained when the real estate is acquired and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  Fair value adjustments on real estate owned were $(20,099) at March 31, 2012 and $32,352 at December 31, 2011.

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at 3/31/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Foreclosed assets	$514,975	Market comparable properties	Comparability adjustments (%)	Not available

Collateral-dependent impaired loans	246,912	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

		March 31, 2012
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$19,443,499	$19,443,499	$-	$-
Interest earning time deposits in banks	2,972,000	-	2,972,000	-
Other investments	113,671	-	113,671	-
Loans held for sale	962,402	-	962,402	-
Loans, net of allowance for loan losses	166,123,058	-	-	165,106,874
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,038,603	-	2,038,603	-
Financial Liabilities
Deposits	264,979,686	-	130,875,621	136,720,120
Short-term borrowings	4,327,909	-	4,327,909	-
Advances from borrowers for taxes
and insurance	1,129,750	-	1,129,750	-
Interest payable	337,341	-	337,341	-
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and cash equivalents	$11,387,947	$11,387,947
Interest earning time deposits in banks	2,476,000	2,476,000
Other investments	116,088	116,088
Loans held for sale	446,818	446,818
Loans, net of allowance for loan losses	170,865,102	169,667,091
Federal Home Loan Bank stock	1,113,800	1,113,800
Interest receivable	2,071,534	2,071,534
Financial Liabilities
Deposits	254,240,060	265,515,126
Short-term borrowings	6,517,750	6,517,750
Advances from borrowers for taxes
and insurance	740,083	740,083
Interest payable	349,121	349,121
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-
Letters of credit	-	-
Lines of credit	-	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

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

9.	FEDERAL HOME LOAN BANK STOCK

The Company owns $1,113,800 of Federal Home Loan Bank stock as of March 31, 2012.  The Federal Home Loan Bank of Chicago (FHLB) has been operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Agency (FHFA).  The FHFA terminated the Cease and Desist Order during April 2012.  The FHLB’s new capital structure and excess stock repurchase plan has been approved by the FHFA.  The repurchase plan allows for the FHLB to repurchase approximately $500 million in excess capital stock held by members which will represent 45% of the excess stock outstanding.  The FHLB will continue to provide liquidity and funding through advances and purchasing loans through the MPF program.  In 2012 and 2011, the FHLB declared and paid quarterly dividends at an annualized rate of return of 10 basis points per share.  Management performed an analysis and deemed the cost method investment in FHLB stock was ultimately recoverable.

10.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ending March 31, 2012 and the year ended December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Balance, beginning of year	$697,733	$797,327
Servicing rights capitalized	55,027	137,206
Amortization of servicing rights	(86,101)	(226,998)
Change in valuation allowance	12,234	(9,802)
Balance, end of period	$678,893	$697,733

Activity in the valuation allowance for mortgage servicing rights for the three month period ending March 31, 2012 and the year ended December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Balance, beginning of year	$173,791	$163,989
Additions	-	58,818
Reductions	(12,234)	(49,016)
Balance, end of period	$161,557	$173,791

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2012 and 2011 is shown below.

	March 31, 2012	March 31, 2011
Computed at the statutory rate (34%)	$435,757	$339,372
Increase (decrease) resulting from
Tax exempt interest	(132,057)	(122,552)
State income taxes, net	75,310	59,953
Increase in cash surrender value	(12,325)	(13,557)
Other, net	204	199

Actual tax expense	$366,889	$263,415

12.	COMMITMENTS AND CONTINGENCIES

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

JACKSONVILLE BANCORP, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto.

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

Financial Condition

March 31, 2012 Compared to December 31, 2011

Total assets increased by $10.0 million, or 3.3%, to $317.3 million at March 31, 2012 from $307.3 million at December 31, 2011.  Net loans decreased $4.7 million, or 2.8%, to $166.1 million at March 31, 2012 from $170.9 million at December 31, 2011.  The decrease in loans reflects low loan demand as a result of the current weakened economy, as well as normal loan repayments.  Available-for-sale mortgage-backed securities increased $4.1 million, or 10.2%, to $44.5 million at March 31, 2012 from $40.4 million at December 31, 2011 reflecting the investment of funds from deposit growth at a time when loan demand is weak.  Cash and cash equivalents also increased $8.1 million to $19.4 million at March 31, 2012 from $11.4 million at December 31, 2011.

Total deposits increased $10.7 million, or 4.2%, to $265.0 million at March 31, 2012, primarily due to an $8.9 million increase in transaction accounts.  Transaction accounts have continued to grow as customers have preferred to maintain short-term, liquid deposits in the current low-rate environment.  Deposit growth reflects customer preference for insured deposits versus alternative investments.  Other borrowings, which consisted of overnight repurchase agreements, decreased $2.2 million during this same time frame.

Stockholders’ equity increased $735,000, or 1.8%, to $41.9 million at March 31, 2012.  The increase in stockholders’ equity was the result of net income of $915,000, which was partially offset by the payment of $141,000 in dividends and $46,000 in other comprehensive income.  Other comprehensive income consisted of a decrease in net unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General:  Net income for the three months ended March 31, 2012 was $915,000, or $0.49 per common share, basic and diluted, compared to net income of $735,000, or $0.39 per common share, basic and diluted, for the three months ended March 31, 2011.  The $180,000 increase in net income was due to increases of $56,000 in net interest income and $119,000 in non-interest income and decreases of $95,000 in provision for loan loss expense and $13,000 in non-interest expense, partially offset by an increase of $103,000 in income taxes.  Our net interest income continues to benefit from low short-term market interest rates, which have resulted in our cost of funds being lower than the yield on our loans.

Interest Income:  Total interest income for the three months ended March 31, 2012 decreased $141,000, or 4.1%, to $3.3 million from $3.4 million for the same period of 2011.  The decrease in interest income reflected a $115,000 decrease in interest income on loans, a $39,000 increase in interest income on investment securities, a $75,000 decrease in interest income on mortgage-backed securities, and a $10,000 increase in interest income on other interest-earning assets.  As noted below, the changes in the composition of our interest-earning assets reflects the investment in investment and mortgage-backed securities during a time when satisfactory loan origination opportunities were lacking.

Interest income on loans decreased $115,000 to $2.5 million for the first quarter of 2012 due to a decrease in the average volume of loans, partially offset by an increase in the average yield of loans.  The average balance of the loan portfolio decreased $9.2 million to $170.0 million for the first quarter of 2012.  The decrease in the average balance of the loan portfolio reflected a decrease in the average balance of residential real estate and home equity loans, reflecting the volume of loans refinanced and subsequently sold into the secondary market.  The average yield increased to 5.98% during the first quarter of 2012 from 5.93% during the first quarter of 2011.

Interest income on investment securities increased $39,000 to $525,000 for the first quarter of 2012 from $486,000 for the first quarter of 2011. The increase reflected increases in both the average balance and average yield of the investment securities portfolio during the first quarter of 2012.  The average balance of investment securities increased $2.9 million to $59.0 million during the first quarter of 2012, compared to $56.1 million during the first quarter of 2011.  The average yield of investment securities increased to 3.56% during the first quarter of 2012 from 3.47% during the first quarter of 2011.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities decreased $75,000 to $205,000 for the first quarter of 2012, compared to $280,000 for the first quarter of 2011.  The decrease reflected a 66 basis point decrease in the average yield of mortgage-backed securities to 1.97% for the first quarter of 2012, compared to 2.63% for the first quarter of 2011.  The average yield was impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased to $166,000 during the first quarter of 2012, compared to $131,000 during the first quarter of 2011.  Interest income on mortgage-backed securities also reflected a $803,000 decrease in the average balance of mortgage-backed securities to $41.7 million during the first quarter of 2012.

Interest income on other interest-earning assets, which consisted of interest-earning demand and time deposit accounts and federal funds sold, increased $10,000 during the first quarter of 2012.  The average balance of these accounts increased $9.3 million to $15.7 million for the three months ended March 31, 2012 compared to $6.4 million for the three months ended March 31, 2011.  The average yield on other interest-earning assets increased to 0.29% during the first quarter of 2012 from 0.11% during the first quarter of 2011.

Interest Expense:  Total interest expense decreased $197,000, or 24.5%, to $608,000 for the three months ended March 31, 2012 compared to $805,000 for the three months ended March 31, 2011.  The lower interest expense was due to a $195,000 decrease in the cost of deposits and a $2,000 decrease in the cost of borrowed funds.

Interest expense on deposits decreased $195,000 to $605,000 for the three months ended March 31, 2012 compared to $800,000 for the three months ended March 31, 2011.  The decrease in interest expense on deposits was primarily due to a 32 basis point decrease in the average rate paid to 1.03% during the first quarter of 2012 from 1.35% during the first quarter of 2011.  The decrease reflected ongoing low short-term market interest rates during the first quarter of 2012.  The average balance of deposits decreased $1.8 million to $235.8 million for the first quarter of 2012.  The decrease was primarily due to a $9.0 million decrease in the average balance of time deposit accounts, partially offset by a $7.2 million increase in the average balance of lower cost transaction accounts..

Interest paid on borrowed funds, which consist of overnight repurchase agreements, decreased $2,000 to $2,800 for the first quarter of 2012 due to a decrease in the average cost of borrowings.  The average rate paid on borrowed funds decreased to 0.25% during the first quarter of 2012 compared to 0.54% during the first quarter of 2011.  The average balance of borrowed funds increased to $4.5 million during the first quarter of 2012 compared to $3.4 million during the same period of 2011.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $56,000, or 2.2%, to $2.7 million for the three months ended March 31, 2012 from $2.6 million for the three months ended March 31, 2011.  Our interest rate spread increased to 3.57% during the first quarter of 2012 from 3.48% during the first quarter of 2011.  Our net interest margin increased to 3.74% for the first quarter of 2012 from 3.69% for the first quarter of 2011.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011

Balance at beginning of period	$3,296,607	$2,964,285
Charge-offs:
One-to-four family residential	-	7,402
Commercial real estate	-	260,785
Home equity	46,744	4,162
Consumer	2,964	1,097
Total	49,708	273,446
Recoveries:
One-to-four family residential	1,625	-
Commercial real estate	-	8,142
Commercial business	316	200
Home equity	525	3,867
Consumer	1,546	1,202
Total	4,012	13,411
Net loan charge-offs	45,696	260,035
Provisions charged to expense	80,000	175,000
Balance at end of period	$3,330,911	$2,879,250

The provision for loan losses totaled $80,000 during the first quarter of 2012, compared to $175,000 during the first quarter of 2011.  The decrease in the provision for loan losses reflected the decline in loan volume during the first quarter of 2012 and a lower level of net charge-offs.  The allowance for loan losses increased $34,000 to $3.3 million at March 31, 2012.  The $214,000 decrease in net charge-offs during the first quarter of 2012, compared to the same quarter of 2011, primarily reflected the charge-off of $261,000 on a single commercial real estate property during the first quarter of 2011.  Loans delinquent 30 days or more decreased $663,000 to$2.0 million, or 1.19% of total loans, as of March 31, 2012, from $2.7 million, or 1.54% of total loans, as of December 31, 2011.

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

	March 31, 2012	December 31, 2011

Non-accruing loans:
One-to-four family residential	$1,051,505	$1,297,953
Commercial real estate	355,609	361,524
Commercial business	63,455	66,852
Home equity	702,018	423,113
Consumer	180,972	251,025
Total	$2,353,559	$2,400,467

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	$98,295	$18,800
Commercial real estate	416,680	416,680
Total	$514,975	$435,480

Total nonperforming assets	$2,868,534	$2,835,947

Total nonperforming assets as a percentage
of total assets	0.90%	0.92%

Nonperforming assets increased $33,000 to $2.9 million, or 0.90% of total assets, as of March 31, 2012, compared to $2.8 million, or 0.92% of total assets, as of December 31, 2011.  The increase in nonperforming assets was due to a $47,000 decrease in nonperforming loans and an $80,000 increase in real estate owned.  The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2012 and December 31, 2011.  All non-accruing loans are automatically placed on the watch list.  The decrease in special mention credits was primarily due to the payoff of a $343,000 loan secured by residential real estate during the first quarter of 2012.

	March 31, 2012	December 31, 2011

Special Mention credits	$2,776,999	$3,310,565
Substandard credits	6,463,490	6,598,944
Total watch list credits	$9,240,489	$9,909,509

Non-Interest Income:  Non-interest income increased $119,000, or 12.2%, to $1.1 million for the three months ended March 31, 2012 from $985,000 for the same period in 2011.  The increase in non-interest income resulted primarily from increases of $172,000 in gains on the sale of available-for-sale securities and $109,000 in income from mortgage banking operations, partially offset by a decrease of $166,000 in commission income.  The increased gains on the sale of securities reflected a higher volume of $10.1 million in sales during the first quarter of 2012, compared to $6.3 million in sales during the first quarter of 2011.  The sales during 2012 were primarily made to eliminate factored-down mortgage-backed securities, which were subject to increased prepayment risk due to new government-assisted homeowner refinancing programs.  The increase in mortgage banking income was due to a higher volume of loan sales in 2012, as we sold $12.9 million of loans to the secondary market during the first quarter of 2012, compared to $2.8 million during the same period of 2011.  The decrease in commission income reflected changing market conditions and reduced account rollover activity.

Non-Interest Expense:  Total non-interest expense decreased $13,000 to $2.4 million for the three months ended March 31, 2012.  The decrease in non-interest expense consisted mainly of decreases of $58,000 in FDIC deposit insurance premiums and $17,000 in data processing and telecommunications expense, partially offset by increases of $44,000 in compensation and benefits expense and $9,000 in occupancy and equipment expense.  FDIC insurance premiums reflect reduced premium rates which became effective during the second quarter of 2011.  The decrease in data processing and telecommunications expense is due to the higher expense during 2011 as we upgraded our network and telecommunications equipment.  The increase in occupancy and equipment expense reflects the higher depreciation expense of the new equipment during the first quarter of 2012.  The increase in compensation and benefits expense resulted from normal salary and benefit cost increases, higher commissions, and expenses related to funding of benefit plans.

Income Taxes:  The provision for income taxes increased $103,000 to $367,000 during the first quarter of 2012 compared to the same period of 2011.  The increase in the income tax provision reflected an increase in taxable income due to higher income levels, partially offset by an increase in tax-exempt income.  The effective tax rate was 28.6% and 26.4% for the first quarters of 2012 and 2011, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At March 31, 2012 and December 31, 2011, cash and cash equivalents totaled $19.4 million and $11.4 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past three months, the most significant sources of funds have been growth in deposits, calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of short-term investment and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At March 31, 2012, the Company had no outstanding FHLB advances and approximately $22.3 million remaining available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at March 31, 2012 and December 31, 2011 were 44.3% and 40.4%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011

Commitments to fund loans	$45,548,732	$40,878,143
Standby letters of credit	405,914	400,914

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at March 31, 2012, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At March 31, 2012, the Bank’s core capital ratio was 10.19% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At March 31, 2012, minimum requirements and the Bank’s actual ratios are as follows:

	March 31, 2012	December 31, 2011	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	10.19%	10.35%	4.00%
Tier 1 Capital to Risk-Weighted Assets	15.19%	15.42%	4.00%
Total Capital to Risk-Weighted Assets	16.45%	16.67%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31,
	2012			2011
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$169,969	$2,541	5.98%	$179,150	$2,655	5.93%
Investment securities	58,965	525	3.56%	56,080	486	3.47%
Mortgage-backed securities	41,716	205	1.97%	42,519	280	2.63%
Other	15,721	12	0.29%	6,423	2	0.11%
Total interest-earning assets	286,371	3,283	4.58%	284,172	3,423	4.82%

Non-interest earnings assets	21,763			20,371
Total assets	$308,134			$304,543

Interest-bearing liabilities:
Deposits	$235,837	$605	1.03%	$237,673	$800	1.35%
Other borrowings	4,468	3	0.25%	3,440	5	0.54%
Total interest-bearing liabilities	240,305	608	1.01%	241,113	805	1.66%

Non-interest bearing liabilities	25,805			27,429
Stockholders’ equity	42,024			36,001

Total liabilities/stockholders’ equity	$308,134			$304,543

Net interest income		$2,675			$2,618

Interest rate spread (average yield earned
minus average rate paid)			3.57%			3.48%

Net interest margin (net interest income
divided by average interest-earning assets)			3.74%			3.69%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended March 31,
	2012 Compared to 2011
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$22	$(137)	$(115)
Investment securities	14	25	39
Mortgage-backed securities	(69)	(6)	(75)
Other	5	5	10
Total net change in income on
interest-earning assets	(28)	(113)	(141)

Interest-bearing liabilities:
Deposits	(189)	(6)	(195)
Other borrowings	(3)	1	(2)
Total net change in expense on
interest-bearing liabilities	(192)	(5)	(197)

Net change in net interest income	$164	$(108)	$56

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

The following table shows projected results at March 31, 2012 and December 31, 2011 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2012		December 31, 2011		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	24	0.21%	(84)	-0.71%	> (20.00)%
+ 100 basis points	48	0.42%	(21)	-0.18%	> (12.50)%
- 100 basis points	(255)	-2.21%	(200)	-1.70%	> (12.50)%
- 200 basis points	(544)	-4.72%	(415)	-3.51%	> (20.00)%

The table above indicates that as of March 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 0.21% increase in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 2.21% decrease in net interest income.

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

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

At March 31, 2012, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.                Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

At March 31, 2012, we had 86,547 shares available under a previously announced share repurchase program, of which no shares were repurchased during the past three months.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

None.

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

JACKSONVILLE BANCORP, INC. Registrant

Date: 05/10/2012	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS