Form 10-Q
period 2012-06-30
Jacksonville Bancorp, Inc.
filed 2012-08-07
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

As of August 1, 2012, there were 1,920,955 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

June 30, 2012
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statement of Stockholders’ Equity	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4	Controls and Procedures	55

PART II	OTHER INFORMATION	56

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	57

EXHIBITS

	Section 302 Certifications
	Section 906 Certification
	XBRL Instance Document
	XBRL Taxonomy Extension Schema Document
	XBRL Taxonomy Calculation Linkbase Document
	XBRL Taxonomy Extension Definition Linkbase Document
	XBRL Taxonomy Label Linkbase Document
	XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
ASSETS	2012	2011
	(Unaudited)
Cash and cash equivalents	$9,298,031	$11,387,947
Interest-earning time deposits in banks	2,972,000	2,476,000
Investment securities - available for sale	61,715,684	62,257,962
Mortgage-backed securities - available for sale	48,917,896	40,364,086
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	106,038	116,088
Loans held for sale - net	674,052	446,818
Loans receivable - net of allowance for loan losses of $3,130,503 and $3,296,607 as of June 30, 2012 and December 31, 2011	172,029,486	170,865,102
Premises and equipment - net	5,586,334	5,532,720
Cash surrender value of life insurance	6,502,054	4,402,602
Accrued interest receivable	2,083,481	2,071,534
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $148,983 and $173,791 as of June 30, 2012 and December 31, 2011	668,247	697,733
Real estate owned	291,983	435,480
Deferred income taxes	108,944	413,110
Other assets	2,112,935	1,981,808

Total Assets	$316,907,532	$307,289,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$261,552,747	$254,240,060
Other borrowings	6,109,700	6,517,750
Advance payments by borrowers for taxes and insurance	952,129	740,083
Accrued interest payable	323,926	349,121
Deferred compensation payable	3,467,536	3,295,827
Other liabilities	1,208,861	981,093
Total liabilities	273,614,899	266,123,934

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,922,156 shares as of June 30, 2012 and 1,920,955 shares as of December 31, 2011	19,222	19,210
Additional paid-in-capital	16,111,816	16,066,624
Retained earnings	24,246,970	22,767,719
Less: Unallocated ESOP shares	(349,830)	(360,620)
Accumulated other comprehensive income	3,264,455	2,672,490
Total stockholders’ equity	43,292,633	41,165,423

Total Liabilities and Stockholders’ Equity	$316,907,532	$307,289,357

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,461,445	$2,711,572	$5,001,988	$5,366,978
Investment securities	501,739	516,333	1,026,241	1,002,231
Mortgage-backed securities	252,869	366,951	458,194	646,715
Other	12,245	640	23,766	2,339
Total interest income	3,228,298	3,595,496	6,510,189	7,018,263

INTEREST EXPENSE:
Deposits	583,718	747,041	1,188,464	1,547,130
Other borrowings	3,892	5,238	6,683	9,865
Total interest expense	587,610	752,279	1,195,147	1,556,995

NET INTEREST INCOME	2,640,688	2,843,217	5,315,042	5,461,268

PROVISION FOR LOAN LOSSES	170,000	150,000	250,000	325,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,470,688	2,693,217	5,065,042	5,136,268

NON-INTEREST INCOME:
Fiduciary activities	60,944	57,688	138,720	117,708
Commission income	265,811	347,187	512,228	759,927
Service charges on deposit accounts	208,992	232,858	399,494	452,023
Mortgage banking operations, net	96,606	58,689	213,732	66,577
Net realized gains on sales of available-for-sale securities	301,580	55,713	526,908	109,218
Loan servicing fees	88,767	92,243	179,029	186,605
Other	163,083	130,331	320,057	267,414
Total non-interest income	1,185,783	974,709	2,290,168	1,959,472

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,602,441	1,554,657	3,175,383	3,083,776
Occupancy and equipment	241,759	255,588	490,012	494,828
Data processing and telecommunications	140,551	137,935	270,194	284,361
Professional	81,821	46,226	133,250	96,607
Postage and office supplies	68,090	62,591	134,249	139,851
Deposit insurance premium	38,452	53,830	77,419	150,456
Other	337,581	283,858	647,289	574,466
Total non-interest expense	2,510,695	2,394,685	4,927,796	4,824,345

INCOME BEFORE INCOME TAXES	1,145,776	1,273,241	2,427,414	2,271,395
INCOME TAXES	298,713	368,407	665,601	631,822

NET INCOME	$847,063	$904,834	$1,761,813	$1,639,573

NET INCOME PER COMMON SHARE - BASIC	$0.45	$0.48	$0.93	$0.87
NET INCOME PER COMMON SHARE - DILUTED	$0.45	$0.48	$0.93	$0.87

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net Income	$847,063	$904,834	$1,761,813	$1,639,573

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $431,054 and $716,438 for the three months ended June 30, 2012 and 2011, respectively, and $484,101 and $886,256 for the six months ended June 30, 2012 and 2011, respectively.	836,753	1,390,735	939,724	1,720,380
Less: reclassification adjustment for realized gains included in net income, net of taxes of $102,537 and $18,942, for the three months ended June 30, 2012 and 2011, respectively, and $179,149 and $37,134 for the six months ended June 30, 2012 and 2011, respectively.	199,043	36,771	347,759	72,084
	637,710	1,353,964	591,965	1,648,296

Comprehensive Income	$1,484,773	$2,258,798	$2,353,778	$3,287,869

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income	Equity

BALANCE, DECEMBER 31, 2011	$19,210	$16,066,624	$22,767,719	$(360,620)	$2,672,490	$41,165,423

Net Income	-	-	1,761,813	-	-	1,761,813

Other comprehensive income	-	-	-	-	591,965	591,965

Exercise of stock options	12	15,487	-	-	-	15,499
Tax benefit of non-qualified options	-	1,291	-	-	-	1,291
Vesting options expense	-	22,479	-	-	-	22,479

Shares held by ESOP, commited to be released	-	5,935	-	10,790	-	16,725

Dividends ($0.15 per share)	-	-	(282,562)	-	-	(282,562)

BALANCE, JUNE 30, 2012	$19,222	$16,111,816	$24,246,970	$(349,830)	$3,264,455	$43,292,633

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,761,813	$1,639,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	166,365	155,589
Amortization of investment premiums and discounts, net	334,966	225,574
Accretion of loan discounts	(37,228)	(2,901)
Net realized gains on sales of available-for-sale securities	(526,908)	(109,218)
Provision for loan losses	250,000	325,000
Mortgage banking operations, net	(213,732)	(66,577)
Gain on sale of real estate owned	(30,609)	(31,142)
Shares held by ESOP commited to be released	16,725	13,127
Tax benefit related to stock options exercised	1,291	4,609
Stock option compensation expense	22,479	-
Changes in income taxes payable	(205,437)	(7,178)
Changes in assets and liabilities	357,497	(393,449)
Net cash provided by operations before loan sales	1,897,222	1,753,007
Origination of loans for sale to secondary market	(23,066,615)	(7,348,818)
Proceeds from sales of loans to secondary market	23,082,599	7,467,242
Net cash provided by operating activities	1,913,206	1,871,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(33,802,052)	(33,369,259)
Purchases of interest-earning time deposits in other banks	(496,000)	-
Maturity or call of investment securities available-for-sale	7,328,000	6,255,000
Sale of investment securities available-for-sale	14,854,329	16,910,803
Principal payments on mortgage-backed and investment securities	4,707,101	3,589,255
Purchase of bank-owned life insurance	(2,000,000)	-
Proceeds from sale of real estate owned	327,395	198,699
Net (increase) decrease in loans	(1,551,536)	1,141,405
Additions to premises and equipment	(219,979)	(130,758)

Net cash used in investing activities	(10,852,742)	(5,404,855)

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$7,312,687	$183,095
Net increase (decrease) in other borrowings	(408,050)	135,227
Increase in advance payments by borrowers for taxes and insurance	212,046	86,009
Exercise of stock options	15,499	211,568
Purchase and retirement of treasury stock related to stock options	-	(181,941)
Dividends paid - common stock	(282,562)	(279,546)

Net cash provided by financing activities	6,849,620	154,412

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,089,916)	(3,379,012)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,387,947	8,943,400

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,298,031	$5,564,388

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$1,213,658	$1,695,106
Interest on other borrowings	6,683	9,801
Income taxes paid	872,000	589,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$217,130	$391,246
Loans to facilitate sales of real estate owned	42,750	131,834

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2012 and December 31, 2011 and the results of its operations for the three and six month periods ended June 30, 2012 and 2011.  The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 filed as an exhibit to the Company’s Form 10-K filed in March, 2012.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$847,063	$904,834	$1,761,813	$1,639,573

Basic average shares outstanding	1,886,211	1,891,706	1,885,638	1,888,670

Diluted potential common shares:
Stock option equivalents	475	-	326	-
Diluted average shares outstanding	1,886,686	1,891,706	1,885,964	1,888,670

Basic earnings per share	$0.45	$0.48	$0.93	$0.87

Diluted earnings per share	$0.45	$0.48	$0.93	$0.87

Stock options for 104,035 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ending June 30, 2012, because they were anti-dilutive.  Stock options for 4,504 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ending June 30, 2011, because they were anti-dilutive.

4.	STOCK–BASED COMPENSATION

In connection with our 2010 second step conversion and related stock offering, the Bank purchased an additional 41,614 shares for its Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees.  The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets.  Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 20 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years.  Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.  Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

A summary of ESOP shares at June 30, 2012 and 2011 is shown below.

	June 30, 2012	June 30, 2011
Unearned shares	34,983	38,495
Shares committed for release	1,079	1,038
Allocated shares	52,815	49,344
Total ESOP shares	88,877	88,877

Fair value of unearned shares	$591,213	$481,188

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock.  The stock options vest over a five-year period and expire ten years after issuance.  Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the six months ended June 30, 2012.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2011	4,504	$13.98
Granted	104,035	15.65
Exercised	(1,201)	13.98
Forfeited	-	-

Outstanding, June 30, 2012	107,338	$15.60	9.75	$139,539

Exercisable, June 30, 2012	3,303	$13.98	2.00	$9,645

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.  The value is based upon a closing price of $16.90 per share on June 30, 2012.

The fair value for each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions.  The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate.  The expected dividend yield is estimated using the projected annual dividend level and the recent stock price of the Company’s common stock at the date of grant.  Expected volatility is based upon historical volatility of the Company’s stock.  The expected term of the options granted represents the period of time that options are expected to be outstanding.

The weighted average assumptions used in the Black-Scholes option pricing model for the year indicated were as follows:

2012
Risk-free interest rate	1.37%
Expected dividend yield	2.19%
Expected stock volatility	33.41%
Expected life (years)	7.00
Fair value	$4.34

5.	LOAN PORTFOLIO COMPOSITION

At June 30, 2012 and December 31, 2011, the composition of the Company’s loan portfolio is shown below.

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$41,293,201	24.0%	$39,472,008	23.1%
Commercial	37,868,011	22.0	40,169,813	23.5
Agricultural	32,612,241	19.0	29,971,649	17.5
Home equity	14,226,553	8.3	16,042,788	9.4
Total real estate loans	126,000,006	73.2	125,656,258	73.5

Commercial loans	23,953,566	13.9	23,198,454	13.6
Agricultural loans	10,263,526	6.0	9,590,745	5.6
Consumer loans	14,939,089	8.7	15,755,973	9.2
Total loans receivable	175,156,187	101.8	174,201,430	102.0

Less:
Net deferred loan fees	(3,802)	(0.0)	39,721	0.0
Allowance for loan losses	3,130,503	1.8	3,296,607	1.9
Total loans receivable, net	$172,029,486	100.0%	$170,865,102	100.0%

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

One–to-Four Family Mortgage Loans - Historically, the primary lending origination activity has been one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company’s market area.  The Company generates loans through marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  Generally, one-to-four family loan originations are limited to the financing of loans secured by properties located within the Company’s market area.

Fixed-rate one-to-four family residential mortgage loans are generally conforming loans, underwritten according to Freddie Mac guidelines.  The Company generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency for Freddie Mac.

The Company originates for resale to Freddie Mac fixed-rate one-to-four family residential mortgage loans with terms of 15 years or more.  The fixed-rate mortgage loans amortize monthly with principal and interest due each month.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The Company offers fixed-rate one-to-four family residential mortgage loans with terms of up to 30 years without prepayment penalty.

The Company currently offers adjustable-rate mortgage loans for terms ranging up to 30 years.  They generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination.  Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan.  In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on the net interest income.  In the low interest rate environment that has existed over the past two years, the adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of the loan portfolio.  The Company has used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, three years or five years.  The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, interest rate risk position and competitors’ loan products.

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

When underwriting residential real estate loans, the Company reviews and verifies each loan applicant’s income and credit history.  Management believes that stability of income and past credit history are integral parts in the underwriting process.  Generally, the applicant’s total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant’s total monthly income.  In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 38% of total monthly income.  Written appraisals are generally required on real estate property offered to secure an applicant’s loan.  For one-to-four family real estate loans with loan to value ratios of over 80%, private mortgage insurance is required. Fire and casualty insurance is also required on all properties securing real estate loans.  Title insurance, or an attorney’s title opinion, may be required, as circumstances warrant.

The Company does not offer an “interest only” mortgage loan product on one-to-four family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  They also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  The Company does not offer a “subprime loan” program (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

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

Current drought conditions are expected to reduce 2012 crop yields.  The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions.  These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan, and potentially result in an increase in the level of problem loans and loan losses in our agricultural portfolio.  While not required, the majority of our agricultural business loans are covered by crop insurance, which provides protection against loss due to lower crop yields as a result of drought conditions.  The Company is currently evaluating the impact these conditions may have on its agricultural customers and to the local economy.

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

Consumer loans entail greater risks than one-to-four family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured.  In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation.  Further, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Such events would increase our risk of loss on unsecured loans.  Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended June 30, 2012, June 30, 2011, and December 31, 2011.

	June 30, 2012
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2012	$667,641	$1,098,838	$123,105	$349,467	$708,016	$62,562	$128,927	$192,355	$3,330,911
Provision charged to expense	11,488	119,900	(74,187)	(9,516)	103,614	(26,528)	80,192	(34,963)	170,000
Losses charged off	(70,295)	(257,043)	-	(20,000)	-	-	(50,421)	-	(397,759)
Recoveries	20,618	-	-	5,980	-	-	753	-	27,351
Ending balance, June 30, 2012	$629,452	$961,695	$48,918	$325,931	$811,630	$36,034	$159,451	$157,392	$3,130,503

Beginning Balance, January 1, 2012	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607
Provision charged to expense	(19,719)	111,153	(66,236)	76,761	99,450	(22,394)	72,152	(1,167)	250,000
Losses charged off	(70,295)	(257,043)	-	(66,744)	-	-	(53,385)	-	(447,467)
Recoveries	22,243	-	-	6,505	316	-	2,299	-	31,363
Ending balance, June 30, 2012	$629,452	$961,695	$48,918	$325,931	$811,630	$36,034	$159,451	$157,392	$3,130,503

Ending balance:
individually evaluated for impairment	$-	$137,608	$-	$-	$515,688	$-	$7,359	$-	$660,655
Ending balance:
collectively evaluated for impairment	$629,452	$824,087	$48,918	$325,931	$295,942	$36,034	$152,092	$157,392	$2,469,848

Loans:
Ending balance	$41,293,201	$37,868,011	$32,612,241	$14,226,553	$23,953,566	$10,263,526	$14,939,089	$-	$175,156,187
Ending balance:
individually evaluated for impairment	$286,800	$1,389,183	$-	$58,090	$752,809	$-	$7,359	$-	$2,494,241
Ending balance:
collectively evaluated for impairment	$41,006,401	$36,478,828	$32,612,241	$14,168,463	$23,200,757	$10,263,526	$14,931,730	$-	$172,661,946

	June 30, 2011
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2011	$514,330	$1,093,553	$104,867	$267,660	$506,317	$141,044	$121,873	$129,606	$2,879,250
Provision charged to expense	72,461	50,535	7,341	8,713	(52,393)	11,375	4,490	47,478	150,000
Losses charged off	(24,809)	-	-	-	-	-	-	-	(24,809)
Recoveries	-	700	-	1,275	153,609	-	801	-	156,385
Ending balance, June 30, 2011	$561,982	$1,144,788	$112,208	$277,648	$607,533	$152,419	$127,164	$177,084	$3,160,826

Beginning Balance, January 1, 2011	$561,309	$1,193,928	$92,988	$300,257	$472,376	$58,250	$163,690	$121,487	$2,964,285
Provision charged to expense	32,884	202,803	19,220	(23,589)	(18,652)	94,169	(37,432)	55,597	325,000
Losses charged off	(32,211)	(260,785)	-	(4,162)	-	-	(1,097)	-	(298,255)
Recoveries	-	8,842	-	5,142	153,809	-	2,003	-	169,796
Ending balance, June 30, 2011	$561,982	$1,144,788	$112,208	$277,648	$607,533	$152,419	$127,164	$177,084	$3,160,826

Ending balance:
individually evaluated for impairment	$89,795	$314,285	$-	$-	$227,698	$-	$-	$-	$631,778
Ending balance:
collectively evaluated for impairment	$472,187	$830,503	$112,208	$277,648	$379,835	$152,419	$127,164	$177,084	$2,529,048

Loans:
Ending balance	$38,208,843	$43,011,180	$31,632,558	$17,939,927	$22,430,621	$8,503,056	$16,194,069	$-	$177,920,254
Ending balance:
individually evaluated for impairment	$639,589	$1,754,057	$-	$-	$570,677	$-	$-	$-	$2,964,323
Ending balance:
collectively evaluated for impairment	$37,569,254	$41,257,123	$31,632,558	$17,939,927	$21,859,944	$8,503,056	$16,194,069	$-	$174,955,931

	December 31, 2011
	1-4 Family	Commercial Real Estate	Agricultural Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Balance, beginning of year	$561,309	$1,193,928	$92,988	$300,257	$472,376	$58,250	$163,690	$121,487	$2,964,285
Provision charged to expense	266,296	195,118	22,166	26,863	83,654	178	(6,347)	37,072	625,000
Losses charged off	(130,382)	(306,303)	-	(24,904)	-	-	(25,289)	-	(486,878)
Recoveries	-	24,842	-	7,193	155,834	-	6,331	-	194,200
Balance, end of year	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607

Ending balance:
individually evaluated for impairment	$36,300	$357,880	$-	$-	$296,149	$-	$-	$-	$690,329
Ending balance:
collectively evaluated for impairment	$660,923	$749,705	$115,154	$309,409	$415,715	$58,428	$138,385	$158,559	$2,606,278

Loans:
Ending balance	$39,472,008	$40,169,813	$29,971,649	$16,042,788	$23,198,454	$9,590,745	$15,755,973	$-	$174,201,430
Ending balance:
individually evaluated for impairment	$551,921	$1,727,406	$-	$29,353	$552,814	$-	$7,569	$-	$2,869,063
Ending balance:
collectively evaluated for impairment	$38,920,087	$38,442,407	$29,971,649	$16,013,435	$22,645,640	$9,590,745	$15,748,404	$-	$171,332,367

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2012 and December 31, 2011.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Rating:
Pass	$38,761,356	$36,040,795	$34,980,711	$36,936,906	$32,612,241	$29,567,057	$13,095,024	$14,746,631
Special Mention	1,221,466	1,642,602	582,523	574,484	-	404,592	169,610	278,323
Substandard	1,310,379	1,788,611	2,304,777	2,658,423	-	-	961,919	1,017,834
Total	$41,293,201	$39,472,008	$37,868,011	$40,169,813	$32,612,241	$29,971,649	$14,226,553	$16,042,788

	Commercial		Agricultural		Consumer		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Rating:
Pass	$23,019,375	$22,253,904	$10,158,226	$9,336,899	$14,725,790	$15,409,729	$167,352,723	$164,291,921
Special Mention	18,485	3,402	105,300	253,846	74,075	153,316	2,171,459	3,310,565
Substandard	915,706	941,148	-	-	139,224	192,928	5,632,005	6,598,944
Total	$23,953,566	$23,198,454	$10,263,526	$9,590,745	$14,939,089	$15,755,973	$175,156,187	$174,201,430

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$496,878	$100,178	$264,707	$861,763	$40,431,438	$41,293,201	$-
Commercial real estate	91,177	-	46,778	137,955	37,730,056	37,868,011	-
Agricultural real estate	-	-	-	-	32,612,241	32,612,241	-
Home equity	145,859		452,108	597,967	13,628,586	14,226,553	-
Commercial	-	-	16,576	16,576	23,936,990	23,953,566	-
Agricultural	-	-	-	-	10,263,526	10,263,526	-
Consumer	154,184	6,950	15,177	176,311	14,762,778	14,939,089	-
Total	$888,098	$107,128	$795,346	$1,790,572	$173,365,615	$175,156,187	$-

	December 31, 2011
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$289,337	$161,654	$1,020,862	$1,471,853	$38,000,155	$39,472,008	$-
Commercial real estate	75,924	-	48,428	124,352	40,045,461	40,169,813	-
Agricultural real estate	-	-	-	-	29,971,649	29,971,649	-
Home equity	511,562	50,455	197,191	759,208	15,283,580	16,042,788	-
Commercial	-	-	-	-	23,198,454	23,198,454	-
Agricultural	-	-	-	-	9,590,745	9,590,745	-
Consumer	156,404	126,077	37,337	319,818	15,436,155	15,755,973	-
Total	$1,033,227	$338,186	$1,303,818	$2,675,231	$171,526,199	$174,201,430	$-

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

The following tables present impaired loans at or for the three and six months ended June 30, 2012 and the year ended December 31, 2011.

	Three Months Ended June 30, 2012
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$286,800	$286,800	$-	$287,253	$4,238	$4,427
Commercial real estate	293,163	293,163	-	298,241	14,445	14,546
Home equity	58,090	58,090	-	72,018	1,556	1,619
Loans with a specific allowance:
Commercial real estate	1,096,020	1,096,020	137,608	1,144,327	10,365	9,385
Commercial	752,809	752,809	515,688	786,002	15,369	23,374
Consumer	7,359	7,359	7,359	7,491	145	200
Total:
One-to-four family residential	286,800	286,800	-	287,253	4,238	4,427
Commercial real estate	1,389,183	1,389,183	137,608	1,442,568	24,810	23,931
Commercial	752,809	752,809	515,688	786,002	15,369	23,374
Home equity	58,090	58,090	-	72,018	1,556	1,619
Consumer	7,359	7,359	7,359	7,491	145	200
Total	$2,494,241	$2,494,241	$660,655	$2,595,332	$46,118	$53,551

	Six Months Ended June 30, 2012
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$286,800	$286,800	$-	$287,387	$6,694	$6,714
Commercial real estate	293,163	293,163	-	310,295	15,298	15,462
Home equity	58,090	58,090	-	70,889	2,287	2,368
Loans with a specific allowance:
Commercial real estate	1,096,020	1,096,020	137,608	1,146,774	34,593	34,675
Commercial	752,809	752,809	515,688	791,202	24,434	32,485
Consumer	7,359	7,359	7,359	7,530	313	300
Total:
One-to-four family residential	286,800	286,800	-	287,387	6,694	6,714
Commercial real estate	1,389,183	1,389,183	137,608	1,457,069	49,891	50,137
Commercial	752,809	752,809	515,688	791,202	24,434	32,485
Home equity	58,090	58,090	-	70,889	2,287	2,368
Consumer	7,359	7,359	7,359	7,530	313	300
Total	$2,494,241	$2,494,241	$660,655	$2,614,077	$83,619	$92,004

	December 31, 2011
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$235,856	$235,856	$-	$249,103	$10,446	$11,162
Commercial real estate	69,249	69,249	-	71,972	457	254
Home equity	29,353	29,353	-	21,954	1,933	1,605
Loans with a specific allowance:
One-to-four family residential	316,065	316,065	36,300	368,040	25,241	18,341
Commercial real estate	1,658,157	1,658,157	357,880	1,726,905	88,084	117,289
Commercial	552,814	552,814	296,149	592,796	37,192	36,628
Consumer	7,569	7,569	-	7,569	37	-
Total:
One-to-four family residential	551,921	551,921	36,300	617,143	35,687	29,503
Commercial real estate	1,727,406	1,727,406	357,880	1,798,877	88,541	117,543
Commercial	552,814	552,814	296,149	592,796	37,192	36,628
Home equity	7,569	7,569	-	7,569	37	-
Consumer	29,353	29,353	-	21,954	1,933	1,605
Total	$2,869,063	$2,869,063	$690,329	$3,038,339	$163,390	$185,279

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

The following table presents the recorded balance, at original cost, of TDR’s, as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

One-to-four family residential	$245,211	$213,966
Commercial real estate	1,030,405	1,075,483
Agricultural real estate	-	-
Home equity	111,349	125,588
Commercial loans	725,714	477,798
Agricultural loans	-	-
Consumer loans	96,155	83,962

Total	$2,208,834	$1,976,797

The following table presents the recorded balance, at original cost, of TDR’s, which were performing according to the terms of the restructuring, as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

One-to-four family residential	$245,211	$131,990
Commercial real estate	1,002,405	1,007,723
Agricultural real estate	-	-
Home equity	101,530	95,769
Commercial loans	725,714	477,798
Agricultural loans	-	-
Consumer loans	21,623	83,962

Total	$2,096,483	$1,797,242

The following table presents loans modified as TDR’s during the three and six months ended June 30, 2012.

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$44,267
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	1	6,041
Commercial loans	2	269,909	2	269,909
Agricultural loans	-	-	-	-
Consumer loans	2	18,818	2	18,818

Total	4	$288,727	6	$339,035

During the six month period ended June 30, 2012, the Company modified one one-to-four family residential real estate loan, with a recorded investment of $44,267, which was deemed to be a TDR.  The modification was made to change the payment schedule to interest-only for a period of time.  The modification did not result in a reduction of the contractual interest rate or a write-off of the principal balance.

The Company also modified one home equity loan with a recorded investment of $6,041.  The modification was made to change the payment schedule to interest-only for a period of time.  The modification did not result in a reduction of the contractual interest rate or a write-off of the principal balance.

The Company also modified two commercial loans with a total recorded investment of $269,909.  Both modifications were made to reduce the contractual interest rate and payment amount.  Neither modification resulted in a write-off of the principal balance.

The Company also modified two consumer loans with a total recorded investment of $18,818.  Both modifications were made to extend the term of the loans to lower the payment amount.  Neither modification resulted in a reduction of the contractual interest rate or a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.  During the six month period ended June 30, 2012, one commercial real estate loan of $28,000, and one home equity loan of $9,819 that were considered TDR’s defaulted as they were more than 90 days past due at June 30, 2012.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

The following table presents the Company’s nonaccrual loans at June 30, 2012 and December 31, 2011.  This table excludes performing troubled debt restructurings.

	June 30, 2012	December 31, 2011

One-to-four family residential	$636,919	$1,297,953
Commercial real estate	632,877	361,524
Agricultural real estate	-	-
Home equity	668,595	423,113
Commercial loans	75,147	66,852
Agricultural loans	-	-
Consumer loans	106,729	251,025

Total	$2,120,267	$2,400,467

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2012:
U.S. government and agencies	$9,545,987	$235,594	$(468)	$9,781,113
Mortgage-backed securities (government-
sponsored enterprises - residential)	47,519,605	1,398,291	-	48,917,896
Municipal bonds	48,621,844	3,392,390	(79,663)	51,934,571
	$105,687,436	$5,026,275	$(80,131)	$110,633,580

December 31, 2011:
U.S. government and agencies	$14,132,240	$211,540	$(8,137)	$14,335,643
Mortgage-backed securities (government-
sponsored enterprises - residential)	39,479,133	905,509	(20,556)	40,364,086
Municipal bonds	44,961,448	2,995,639	(34,768)	47,922,319
	$98,572,821	$4,112,688	$(63,461)	$102,622,048

The amortized cost and fair value of available-for-sale securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$100,877	$101,206
One to five years	6,922,630	7,231,133
Five to ten years	29,295,940	31,023,047
After ten years	21,848,384	23,360,298
	58,167,831	61,715,684
Mortgage-backed securities (government-
sponsored enterprises - residential)	47,519,605	48,917,896
	$105,687,436	$110,633,580

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $24,254,000 at June 30, 2012 and $25,424,000 at December 31, 2011.

The book value of securities sold under agreement to repurchase amounted to $6,110,000 at June 30, 2012 and $6,785,000 at December 31, 2011.

Gross gains of $527,000 and $109,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2012 and 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2012 was $5,318,000, which is approximately 5% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2012 and December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
June 30, 2012:
Municipal bonds	$(79,663)	$4,818,867	$-	$-	$(79,663)	$4,818,867
U.S. government and agencies	(468)	499,533	-	-	(468)	499,533
Total	$(80,131)	$5,318,400	$-	$-	$(80,131)	$5,318,400

December 31, 2011:
Municipal bonds	$(34,768)	$2,234,403	$-	$-	$(34,768)	$2,234,403
U.S. government and agencies	(8,137)	1,491,864	-	-	(8,137)	1,491,864
Subtotal	(42,905)	3,726,267	-	-	(42,905)	3,726,267
Mortgage-backed securities
(government sponsored
enterprises - residential)	(18,488)	4,910,314	(2,068)	623,455	(20,556)	5,533,769
Total	$(61,393)	$8,636,581	$(2,068)	$623,455	$(63,461)	$9,260,036

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 and December 31, 2011.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net unrealized gain on securities available-for-sale	$1,267,807	$2,107,173	$1,423,825	$2,606,636
Less reclassification adjustment for realized gains
included in income	301,580	55,713	526,908	109,218
Other comprehensive income before tax effect	966,227	2,051,460	896,917	2,497,418
Less tax expense	328,517	697,496	304,952	849,122
Other comprehensive income	$637,710	$1,353,964	$591,965	$1,648,296

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2012	December 31, 2011
Net unrealized gain on securities available-for-sale	$4,946,144	$4,049,227
Tax effect	(1,681,689)	(1,376,737)
Net-of-tax amount	$3,264,455	$2,672,490

8.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements
The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		June 30,2012
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$9,781,113	$-	$9,781,113	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	48,917,896	-	48,917,896	-
Municipal bonds	51,934,571	-	51,934,571	-

		December 31, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$14,335,643	$-	$14,335,643	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	40,364,086	-	40,364,086	-
Municipal bonds	47,922,319	-	47,922,319	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended June 30, 2012.

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For those investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data market research publications are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and agencies, mortgage-backed securities (Government-sponsored enterprises – residential) and municipal bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company did not have securities considered Level 3 as of June 30, 2012 or December 31, 2011.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

June 30, 2012
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$574,672	$-	$-	$574,672
Real estate owned	291,983	-	-	291,983

		December 31, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$867,318	$-	$-	$867,318
Mortgage servicing rights	697,733			697,733
Real estate owned	435,480	-	-	435,480

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  Fair value adjustments on impaired loans were $(7,265) at June 30, 2012 and $(393,319) at December 31, 2011.

Mortgage Servicing Rights – Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and default rate.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Mortgage servicing rights are tested for impairment on at least an annual basis.  The Company uses a third-party to measure mortgage servicing rights through the completion of a proprietary model.  Inputs to the model are reviewed by the Company.  Fair value adjustments on mortgage servicing rights were $(58,818) at December 31, 2011.

Real Estate Owned – Real estate owned (REO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of REO is based on appraisals or evaluations.  REO is classified within Level 3 of the fair value hierarchy.

Appraisals of REO are obtained when the real estate is acquired and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  Fair value adjustments on real estate owned were $(143,497) at June 30, 2012 and $32,352 at December 31, 2011.

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at 6/30/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real estate owned	$291,983	Market comparable properties	Comparability adjustments (%)	Not available

Collateral-dependent impaired loans	574,672	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

	June 30, 2012
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$9,298,031	$9,298,031	$-	$-
Interest earning time deposits in banks	2,972,000	-	2,972,000	-
Other investments	106,038	-	106,038	-
Loans held for sale	674,052	-	674,052	-
Loans, net of allowance for loan losses	172,029,486	-	-	170,878,318
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,083,481	-	2,083,481	-
Financial Liabilities
Deposits	261,552,747	-	127,993,795	136,711,695
Short-term borrowings	6,109,700	-	6,109,700	-
Advances from borrowers for taxes and insurance	952,129	-	952,129	-
Interest payable	323,926	-	323,926	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and cash equivalents	$11,387,947	$11,387,947
Interest earning time deposits in banks	2,476,000	2,476,000
Other investments	116,088	116,088
Loans held for sale	446,818	446,818
Loans, net of allowance for loan losses	170,865,102	169,667,091
Federal Home Loan Bank stock	1,113,800	1,113,800
Interest receivable	2,071,534	2,071,534
Financial Liabilities
Deposits	254,240,060	265,515,126
Short-term borrowings	6,517,750	6,517,750
Advances from borrowers for taxes and insurance	740,083	740,083
Interest payable	349,121	349,121
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-
Letters of credit	-	-
Lines of credit	-	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Earning Time Deposits in Banks, Interest Receivable, Federal Home Loan Bank Stock, and Other Investments - The carrying amount approximates fair value.

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

The Company owns $1,113,800 of Federal Home Loan Bank stock as of June 30, 2012.  The Federal Home Loan Bank of Chicago (FHLB) has been operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Agency (FHFA).  The FHFA terminated the Cease and Desist Order during April 2012.  The FHLB’s new capital structure and excess stock repurchase plan has been approved by the FHFA.  The repurchase plan allows for the FHLB to repurchase approximately $500 million in excess capital stock held by members which will represent 45% of the excess stock outstanding.  The FHLB will continue to provide liquidity and funding through advances and purchasing loans through the MPF program.  In 2012 and 2011, the FHLB declared and paid quarterly dividends.  Management performed an analysis and deemed the cost method investment in FHLB stock was ultimately recoverable.

10.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the six month period ending June 30, 2012 and the year ended December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Balance, beginning of year	$697,733	$797,327
Servicing rights capitalized	96,131	137,206
Amortization of servicing rights	(150,425)	(226,998)
Change in valuation allowance	24,808	(9,802)
Balance, end of period	$668,247	$697,733

Activity in the valuation allowance for mortgage servicing rights for the six month period ending June 30, 2012 and the year ended December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Balance, beginning of year	$173,791	$163,989
Additions	-	58,818
Reductions	(24,808)	(49,016)
Balance, end of period	$148,983	$173,791

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2012 and 2011 is shown below.

	June 30, 2012	June 30, 2011
Computed at the statutory rate (34%)	$825,321	$772,274
Increase (decrease) resulting from Tax exempt interest	(268,978)	(249,046)
State income taxes, net	141,573	135,251
Increase in cash surrender value	(32,054)	(27,063)
Other, net	(261)	406

Actual tax expense	$665,601	$631,822

12.	COMMITMENTS AND CONTINGENCIES

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

Recent Developments

Midwest Drought - Current drought conditions are expected to reduce 2012 crop yields. As further discussed in Note 5 to the financial statements included herein, the Company originates agricultural operating lines of credit, which generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on farmland.  The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions.  These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan, and potentially result in an increase in the level of problem loans and loan losses in our agricultural portfolio.  While not required, the majority of our agricultural business loans are covered by crop insurance, which provides protection against loss due to lower crop yields as a result of drought conditions.  The Company is currently evaluating the impact these conditions may have on its agricultural customers and to the local economy.

Financial Condition

June 30, 2012 Compared to December 31, 2011

Total assets increased by $9.6 million, or 3.1%, to $316.9 million at June 30, 2012 from $307.3 million at December 31, 2011.  Net loans increased $1.2 million, or 0.7%, to $172.0 million at June 30, 2012 from $170.8 million at December 31, 2011.  The increase is primarily due to growth in our agricultural real estate portfolio during 2012.  The loan portfolio continues to be affected by low loan demand as a result of the current weakened economy.  Available-for-sale mortgage-backed securities increased $8.6 million, or 21.2%, to $48.9 million at June 30, 2012 from $40.3 million at December 31, 2011.  The growth in loans and mortgage-backed securities was primarily due to the investment of funds from cash and cash equivalents and deposit growth.  Cash and cash equivalents decreased $2.1 million to $9.3 million at June 30, 2012.

Total deposits increased $7.3 million, or 2.9%, to $261.6 million at June 30, 2012, primarily due to a $5.3 million increase in transaction accounts.  Transaction accounts have continued to grow as customers have preferred to maintain short-term, liquid deposits in the current low-rate environment.  Deposit growth reflects customer preference for insured deposits versus alternative investments.  Other borrowings, which consisted of overnight repurchase agreements, decreased $408,000 during this same time frame.

Stockholders’ equity increased $2.1 million, or 5.2%, to $43.3 million at June 30, 2012.  The increase in stockholders’ equity was primarily the result of $1.8 million in net income and $592,000 in other comprehensive income, which was partially offset by the payment of $283,000 in cash dividends.  Other comprehensive income consisted of the increase in net unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General:  Net income for the three months ended June 30, 2012 was $847,000, or $0.45 per common share, basic and diluted, compared to net income of $905,000, or $0.48 per common share, basic and diluted, for the three months ended June 30, 2011.  The $58,000 decrease in net income was due to a decrease of $203,000 in net interest income and increases of $20,000 in the provision for loan losses and $116,000 in non-interest expense, partially offset by an increase of $211,000 in non-interest income and a decrease of $70,000 in income taxes.

Interest Income:  Total interest income for the three months ended June 30, 2012 decreased $367,000, or 10.2%, to $3.2 million from $3.6 million for the same period of 2011.  The decrease in interest income reflected decreases of $250,000 in interest income on loans, $15,000 in interest income on investment securities, and $114,000 in interest income on mortgage-backed securities, partially offset by an increase of $12,000 in interest income on other interest-earning assets.  As noted below, the changes in the composition of our interest-earning assets reflects the investment in investment and mortgage-backed securities during a time when satisfactory loan origination opportunities were lacking.

Interest income on loans decreased $250,000 to $2.5 million for the second quarter of 2012 primarily due to a decrease in the average balance of loans.  The average balance of the loan portfolio decreased $4.8 million to $172.7 million for the second quarter of 2012.  The decrease in the average balance of the loan portfolio reflected a decrease in the average balance of residential real estate and home equity loans, reflecting the volume of loans refinanced and subsequently sold into the secondary market.  The average yield on loans also decreased to 5.70% during the second quarter of 2012 from 6.11% during the second quarter of 2011.

Interest income on investment securities decreased $15,000 to $502,000 for the second quarter of 2012 compared to the second quarter of 2011. The decrease reflected a decrease in the average yield of investment securities to 3.43% during the second quarter of 2012 from 3.59% during the second quarter of 2011.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.  The decrease in the average yield was partially offset by an increase of $1.0 million in the average balance of the investment securities portfolio to $58.6 million during the second quarter of 2012, compared to $57.6 million for the second quarter of 2011.

Interest income on mortgage-backed securities decreased $114,000 to $253,000 for the second quarter of 2012, compared to $367,000 for the second quarter of 2011.  The decrease reflected a 101 basis point decrease in the average yield of mortgage-backed securities to 2.19% for the second quarter of 2012, compared to 3.20% for the second quarter of 2011.  The average yield was impacted by higher premium amortization resulting from faster prepayments on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased to $164,000 during the second quarter of 2012, compared to $66,000 during the second quarter of 2011.  The decrease in interest income on mortgage-backed securities also reflected a $363,000 increase in the average balance of mortgage-backed securities to $46.2 million during the second quarter of 2012.

Interest income on other interest-earning assets, which consisted of interest-earning demand and time deposit accounts and federal funds sold, increased $12,000 during the second quarter of 2012.  The average balance of these accounts increased $6.3 million to $12.7 million for the three months ended June 30, 2012 compared to $6.4 million for the three months ended June 30, 2011.  The average yield on other interest-earning assets increased to 0.39% during the second quarter of 2012 from 0.04% during the second quarter of 2011, primarily due to the investment in higher-yielding time deposit accounts during the fourth quarter of 2011.

Interest Expense:  Total interest expense decreased $164,000, or 21.9%, to $588,000 for the three months ended June 30, 2012 compared to $752,000 for the three months ended June 30, 2011.  The lower interest expense was due to a $163,000 decrease in the cost of deposits and a $1,000 decrease in the cost of borrowed funds.

Interest expense on deposits decreased $163,000 to $584,000 for the second quarter of 2012 compared to $747,000 for the second quarter of 2011.  The decrease in interest expense on deposits was primarily due to a 28 basis point decrease in the average rate paid on deposits to 0.98% during the second quarter of 2012 from 1.26% during the second quarter of 2011.  The decrease reflected ongoing low short-term market interest rates during 2012.  The average balance of deposits was $237.5 million for the second quarter of 2012 compared to $237.4 million for the second quarter of 2011.

Interest paid on borrowed funds decreased $1,000 to $4,000 for the second quarter of 2012 due to a decrease in the average cost of borrowings.  The average rate paid on borrowed funds decreased to 0.29% during the second quarter of 2012 compared to 0.43% during the second quarter of 2011.  The average balance of borrowed funds was $5.4 million for the second quarter of 2012 compared to $4.9 million for the second quarter of 2011.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income decreased by $203,000, or 7.1%, to $2.6 million for the three months ended June 30, 2012 from $2.8 million for the three months ended June 30, 2011.  Our interest rate spread decreased by 28 basis points to 3.48% during the second quarter of 2012 from 3.76% during the second quarter of 2011.  Our net interest margin decreased 32 basis points to 3.64% for the second quarter of 2012 from 3.96% for the second quarter of 2011.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses totaled $170,000 during the second quarter of 2012, compared to $150,000 during the second quarter of 2011.  The increase in the provision for loan losses reflected a higher level of net charge-offs during the second quarter of 2012.  Net charge-offs equaled $370,000 during the second quarter of 2012 compared to a net recovery of $132,000 during the second quarter of 2011.

The allowance for loan losses decreased $30,000 to $3.1 million at June 30, 2012 from $3.2 million at June 30, 2011.  Loans delinquent 30 days or more decreased $885,000 to $1.8 million, or 1.02% of total loans, as of June 30, 2012, from $2.7 million, or 1.53% of total loans, as of December 31, 2011.  Loans delinquent 30 days or more totaled $1.9 million, or 1.07% of total loans at June 30, 2011.

Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit.  This review also considered the local economy and the level of bankruptcies and foreclosures in our market area.  During the recent quarter, management has also considered the expected impact the severe drought in our area will have on our agricultural borrowers and the potential adverse effect it will have in our market area economy.  The following table sets forth information regarding nonperforming assets at the dates indicated.

	June 30, 2012	December 31, 2011

Non-accruing loans:
One-to-four family residential	$636,919	$1,297,953
Commercial real estate	632,877	361,524
Commercial business	75,147	66,852
Home equity	668,595	423,113
Consumer	106,729	251,025
Total	$2,120,267	$2,400,467

Accruing loans delinquent more than 90 days:
Total	$-	$-

Real estate owned:
One-to-four family residential	$124,790	$18,800
Commercial real estate	167,193	416,680
Total	$291,983	$435,480

Total nonperforming assets	$2,412,250	$2,835,947

Total as a percentage of total assets	0.76%	0.92%

Nonperforming assets decreased $424,000 to $2.4 million, or 0.76% of total assets, as of June 30, 2012, compared to $2.8 million, or 0.92% of total assets, as of December 31, 2011.  The decrease in nonperforming assets was due to a $280,000 decrease in nonperforming loans and a $144,000 decrease in real estate owned.  Nonperforming loans decreased to $2.1 million as of June 30, 2012, from $2.4 million at December 31, 2011.  The decrease in nonperforming loans primarily reflected the payoff of two residential real estate secured loans totaling $589,000 during 2012, partially offset by increases in nonperforming commercial real estate and home equity loans.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2012 and December 31, 2011.  All non-accruing loans are automatically placed on the watch list.  The decrease in Substandard credits reflected the payoffs totaling $589,000 noted above and charge-offs of $298,000.  The decrease in Special Mention credits primarily reflected the improvement and upgrade of one borrower totaling $754,000.

	June 30, 2012	December 31, 2011

Special Mention credits	$2,171,459	$3,310,565
Substandard credits	5,632,005	6,598,944
Total watch list credits	$7,803,464	$9,909,509

Non-Interest Income:  Non-interest income increased $211,000, or 21.7%, to $1.2 million for the three months ended June 30, 2012 from $1.0 million for the same period in 2011.  The increase in non-interest income resulted primarily from increases of $246,000 in gains on the sale of available-for-sale securities and $38,000 in income from mortgage banking operations, partially offset by a decrease of $81,000 in commission income.  The increase in gains on the sale of securities reflected changing market conditions, as a lower volume of securities totaling $4.7 million were sold during the second quarter of 2012 compared to $10.6 million during the same period of 2011.  Bonds sold during the second quarter of 2012 primarily consisted of longer-term, taxable municipal bonds which were sold in order to reduce the volatility of the investment portfolio in a rising rate environment.  The increase in mortgage banking income was due to a higher volume of loan sales, as we sold $9.8 million of loans to the secondary market during the second quarter of 2012, compared to $4.8 million during the same period of 2011.  The decrease in commission income reflected changing market conditions and reduced account rollover activity during 2012.

Non-Interest Expense:  Total non-interest expense increased $116,000 to $2.5 million for the three months ended June 30, 2012 from $2.4 million for the same period of 2011.  The increase in non-interest expense consisted mainly of increases of $48,000 in compensation and benefits expense, $36,000 in professional fees, and $54,000 in other expense, partially offset by a decrease of $15,000 in FDIC insurance premiums.  The increase in compensation and benefits expense resulted primarily from higher expenses related to the effect of lower discount rates and the funding of benefit plans, as well as normal salary and benefit cost increases.  The increase in other expense is primarily due to higher expenses related to real estate owned, advertising, and regulatory fees.  FDIC insurance premiums have benefitted from reduced premium rates.

Income Taxes:  The provision for income taxes decreased $70,000 to $299,000 during the second quarter of 2012 compared to the same period of 2011.  The decrease in the income tax provision reflected a decrease in taxable income.  The effective tax rate was 26.07% and 28.93% during the three months ended June 30, 2012 and 2011, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General:  Net income for the six months ended June 30, 2012 was $1,762,000, or $0.93 per common share, basic and diluted, compared to net income of $1,640,000, or $0.87 per common share, basic and diluted, for the six months ended June 30, 2011.  The $122,000 increase in net income was due to a decrease of $75,000 in the provision for loan losses and an increase of $331,000 in non-interest income, partially offset by a decrease of $146,000 in net interest income and increases of $104,000 in non-interest expense and $34,000 in income taxes.

Interest Income:  Total interest income for the six months ended June 30, 2012 decreased $508,000, or 7.2%, to $6.5 million from $7.0 million for the same period of 2011.  The decrease in interest income reflected a $365,000 decrease in interest income on loans, a $24,000 increase in interest income on investment securities, an $188,000 decrease in interest income on mortgage-backed securities, and a $21,000 increase in interest income on other interest-earning assets.  As noted below, the changes in the composition of our interest-earning assets reflects the investment in investment and mortgage-backed securities during a time when satisfactory loan origination opportunities were lacking.

Interest income on loans decreased $365,000 to $5.0 million for the first half of 2012 due to decreases in the average balance and yield of loans.  The average balance of the loan portfolio decreased $7.0 million to $171.3 million for the first six months of 2012 compared to $178.3 million for the first six months of 2011.  The decrease in the average balance of the loan portfolio was primarily due to a decrease in the average balance of residential real estate and home equity loans, reflecting the volume of loans refinanced and subsequently sold into the secondary market.  The average yield on loans decreased to 5.84% during the first six months of 2012 from 6.02% during the first six months of 2011.  The decrease primarily reflected the low interest rate environment.

Interest income on investment securities increased $24,000 to $1.0 million for the first half of 2012 from the same period of 2010.  The increase reflected a $1.9 million increase in the average balance of the investment securities portfolio to $58.8 million during the first six months of 2012, compared to $56.9 million for the first six months of 2011.  The increase in the average balance of investment securities was primarily due to the investment of funds from deposit growth and the lack of corresponding loan demand.  The average yield of investment securities decreased to 3.48% during the first six months of 2012 from 3.53% for the first six months of 2011 due to purchases of newer securities at lower interest rates.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities decreased $188,000 to $458,000 for the first half of 2012, compared to $646,000 for the first half of 2011.  The decrease reflected an 85 basis point decrease in the average yield of mortgage-backed securities to 2.08% for the first half of 2012, compared to 2.93% for the first half of 2011.  The average yield was impacted by higher premium amortization resulting from faster prepayments on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased to $330,000 during the first six months of 2012, compared to $197,000 during the first six months of 2011.  The decrease in interest income on mortgage-backed securities also reflected a $220,000 decrease in the average balance of mortgage-backed securities to $44.0 million during the first half of 2012.

Interest income on other interest-earning assets, which consisted of interest-earning demand and time deposit accounts and federal funds sold, increased $21,000 to $24,000 during the first half of 2012 primarily due to a an increase in the average balance.  The average balance of these accounts increased $7.8 million to $14.2 million for the six months ended June 30, 2012 compared to $6.4 million for the six months ended June 30, 2011.  The average yield on other interest-earning assets increased to 0.33% during the first half of 2012 from 0.07% during the first half of 2011, primarily due to the investment in higher-yielding time deposit accounts during the fourth quarter of 2011.

Interest Expense:  Total interest expense decreased $362,000, or 23.2%, to $1.2 million for the six months ended June 30, 2012 compared to $1.5 million for the six months ended June 30, 2011.  The lower interest expense was due to a $359,000 decrease in the cost of deposits and a $3,000 decrease in the cost of borrowed funds.

Interest expense on deposits decreased $359,000 to $1.2 million for the six months ended June 30, 2012 compared to $1.5 million for the six months ended June 30, 2011.  The decrease in interest expense on deposits was primarily due to a 30 basis point decrease in the average rate paid to 1.00% during the first half of 2012 from 1.30% during the first half of 2011.  The decrease reflected low short-term market interest rates which continued during 2012.  The average balance of deposits was $236.6 million for the first half of 2012 compared to $237.5 million for the first half of 2011.

Interest paid on borrowed funds decreased $3,000 to $7,000 for the first half of 2012 due to a decrease in the average cost of borrowings.  The average rate paid on borrowed funds decreased to 0.27% during the first six months of 2012 compared to 0.47% during the first six months of 2011.  The decrease in the average cost was partially offset by an increase of $783,000 in the average balance of borrowed funds to $4.9 million during the first six months of 2012 compared to the same period of 2011.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income decreased by $146,000, or 2.7%, to $5.3 million for the six months ended June 30, 2012 from $5.5 million for the six months ended June 30, 2011.  Our interest rate spread decreased by 9 basis points to 3.53% during the first half of 2012 from 3.62% during the first half of 2011.  Our net interest margin decreased 13 basis points to 3.69% for the first half of 2012 from 3.82% for the first half of 2011.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011.

	Six Months Ended
	June 30, 2012	June 30, 2011

Balance at beginning of period	$3,296,607	$2,964,285
Charge-offs:
One-to-four family residential	70,295	32,211
Commercial real estate	257,043	260,785
Home equity	66,744	4,162
Consumer	53,385	1,097
Total	447,467	298,255
Recoveries:
One-to-four family residential	22,243	-
Commercial real estate	-	8,842
Commercial business	316	153,809
Home equity	6,505	5,142
Consumer	2,299	2,003
Total	31,363	169,796
Net loan charge-offs	416,104	128,459
Additions charged to operations	250,000	325,000
Balance at end of period	$3,130,503	$3,160,826

The allowance for loan losses decreased $30,000 at June 30, 2012, from $3.2 million at June 30, 2011.  The decrease was the result of the net charge-offs exceeding the provision for loan losses.  The provision decreased $75,000 to $250,000 during the first six months of 2012, compared to $325,000 during the first six months of 2011.  Net charge-offs increased $288,000 to $416,000 during the first half of 2012, compared to $128,000 during the first half of 2011.  The decrease in the provision and the allowance for loan losses during 2012 reflected the lower level of nonperforming loans and watch list credits.

Non-Interest Income:  Non-interest income increased $331,000, or 16.9%, to $2.3 million for the six months ended June 30, 2012.  The increase in non-interest income resulted primarily from increases of $418,000 in gains on the sale of available-for-sale securities and $147,000 in net income from mortgage banking operations, partially offset by a decrease of $248,000 in commission income.  The increase in gains on the sale of securities reflected changing market conditions, as a lower volume of securities totaling $14.8 million were sold during the first half of 2012 compared to $16.9 million during the same period of 2011.  Securities sales during 2012 were primarily made to eliminate factored-down mortgage-backed securities, which were subject to increased prepayment risk due to new government-assisted homeowner refinancing programs, and longer-term, taxable municipal bonds, which had higher volatility in a rising rate environment.  The increase in mortgage banking operations income was due to a higher volume of loan sales in 2012, as we sold $22.9 million of loans to the secondary market during the first half of 2012, compared to $7.6 million during the same period of 2011.  The higher volume of sales reflected a higher volume of mortgage originations, which are affected by changes in market interest rates.  The decrease in commission income reflected changing market conditions and reduced account rollover activity during 2012.

Non-Interest Expense:  Total non-interest expense increased $103,000, or 2.1%, to $4.9 million for the six months ended June 30, 2012 from $4.8 million for the same period of 2011.  The increase in non-interest expense consisted primarily of increases of $92,000 in compensation and benefits expense and $73,000 in other expense, partially offset by a decrease of $73,000 in FDIC insurance premiums.  The increase in compensation and benefits expense resulted primarily from higher expenses related to the effect of lower discount rates and the funding of benefit plans, as well as normal salary and benefit cost increases.  The increase in other expense is primarily due to higher expenses related to real estate owned, advertising, and regulatory fees.  FDIC insurance premiums have benefitted from reduced premium rates.

Income Taxes:  The provision for income taxes increased $34,000 to $666,000 during the first six months of 2012 compared to the same period of 2011.  The increase in the income tax provision reflected an increase in taxable income, partially offset by an increase in the benefit of tax-exempt income.  The effective tax rate was 27.42% and 27.82% during the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At June 30, 2012 and December 31, 2011, cash and cash equivalents totaled $9.3 million and $11.4 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past six months, the most significant sources of funds have been deposit growth, calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities, loan originations, and the purchase of bank-owned life insurance.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At June 30, 2012 the Company had no outstanding FHLB advances and approximately $22.3 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at June 30, 2012 and December 31, 2011 were 41.8% and 40.4%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

Commitments to fund loans	$41,932,776	$40,878,143
Standby letters of credit	357,744	400,914

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at June 30, 2012, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At June 30, 2012, the Bank’s core capital ratio was 10.35% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At June 30, 2012 and December 31, 2011, minimum requirements and the Bank's actual ratios are as follows:

	June 30, 2012 Actual	December 31, 2011 Actual	Minimum Required
Tier 1 Capital to Average Assets	10.35%	10.35%	4.00%
Tier 1 Capital to Risk-Weighted Assets	15.42%	15.42%	4.00%
Total Capital to Risk-Weighted Assets	16.67%	16.67%	8.00%

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

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates (Dollars in thousands)
	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$172,705	$2,461	5.70%	$177,544	$2,711	6.11%
Investment securities	58,578	502	3.43%	57,588	516	3.59%
Mortgage-backed securities	46,188	253	2.19%	45,825	367	3.20%
Other	12,678	12	0.39%	6,371	1	0.04%
Total interest-earning assets	290,149	3,228	4.45%	287,328	3,595	5.01%

Non-interest earnings assets	22,297			19,911
Total assets	$312,446			$307,239

Interest-bearing liabilities:
Deposits	$237,455	$584	0.98%	$237,385	$747	1.26%
Other borrowings	5,419	4	0.29%	4,880	5	0.43%
Total interest-bearing liabilities	242,874	588	0.97%	242,265	752	1.24%

Non-interest bearing liabilities	26,959			27,614
Stockholders’ equity	42,613			37,360

Total liabilities/stockholders’ equity	$312,446			$307,239

Net interest income		$2,640			$2,843

Interest rate spread (average yield earned minus average rate paid)			3.48%			3.76%

Net interest margin (net interest income divided by average interest-earning assets)			3.64%			3.96%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended June 30,
	2012 Compared to 2011
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(178)	$(72)	$(250)
Investment securities	(23)	9	(14)
Mortgage-backed securities	(117)	3	(114)
Other	10	1	11
Total net change in income on interest-earning assets	(308)	(59)	(367)

Interest-bearing liabilities:
Deposits	(163)		(163)
Other borrowings	(2)	1	(1)
Total net change in expense on interest-bearing liabilities	(165)	1	(164)

Net change in net interest income	$(143)	$(60)	$(203)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$171,337	$5,002	5.84%	$178,347	$5,367	6.02%
Investment securities	58,772	1,026	3.48%	56,834	1,002	3.53%
Mortgage-backed securities	43,952	458	2.08%	44,172	647	2.93%
Other	14,199	24	0.33%	6,397	2	0.07%
Total interest-earning assets	288,260	6,510	4.52%	285,750	7,018	4.91%

Non-interest earnings assets	22,030			20,141
Total assets	$310,290			$305,891

Interest-bearing liabilities:
Deposits	$236,573	$1,188	1.00%	$237,535	$1,547	1.30%
Other borrowings	4,943	7	0.27%	4,160	10	0.47%
Total interest-bearing liabilities	241,516	1,195	0.99%	241,695	1,557	1.29%

Non-interest bearing liabilities	26,450			27,435
Stockholders’ equity	42,324			36,761

Total liabilities/stockholders’ equity	$310,290			$305,891

Net interest income		$5,315			$5,461

Interest rate spread (average yield earned minus average rate paid)			3.53%			3.62%

Net interest margin (net interest income divided by average interest-earning assets)			3.69%			3.82%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative six month periods.

Analysis of Volume and Rate Changes
(In thousands)
Six Months Ended June 30,
	2012 Compared to 2011 Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(158)	$(207)	$(365)
Investment securities	(10)	34	24
Mortgage-backed securities	(185)	(3)	(188)
Other	16	5	21
Total net change in income on interest-earning assets	(337)	(171)	(508)

Interest-bearing liabilities:
Deposits	(352)	(7)	(359)
Other borrowings	(5)	2	(3)
Total net change in expense on interest-bearing liabilities	(357)	(5)	(362)

Net change in net interest income	$20	$(166)	$(146)

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

The following table shows projected results at June 30, 2012 and December 31, 2011 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the twelve months following the June 30, 2012 and December 31, 2011 dates.

	Change in Net Interest Income
	(Dollars in thousands)
	June 30, 2012		December 31, 2011		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 200 basis points	43	0.36%	(84)	-0.71%	> (20.00)%
+ 100 basis points	95	0.80%	(21)	-0.18%	> (12.50)%
- 100 basis points	(211)	-1.78%	(200)	-1.70%	> (12.50)%
- 200 basis points	(607)	-5.12%	(415)	-3.51%	> (20.00)%

The table above indicates that as of June 30, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 0.36% increase in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 1.78% decrease in net interest income.  Because of the low interest rate environment, we do not believe that a 200 basis point decrease in interest rates is meaningful in showing changes in our net income.

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

At June 30, 2012, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

At June 30, 2012, we had 86,547 shares available under a previously announced share repurchase program, of which no shares were repurchased during the past three months.

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

JACKSONVILLE BANCORP, INC.
Registrant

Date:	08/07/2012	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer