Form 10-Q
period 2012-09-30
Jacksonville Bancorp, Inc.
filed 2012-11-08
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 1,908,556 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

September 30, 2012 TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statement of Stockholders’ Equity	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4	Controls and Procedures	56

PART II	OTHER INFORMATION	57

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	58

EXHIBITS

	Section 302 Certifications
	Section 906 Certification
	XBRL Instance Document
	XBRL Taxonomy Extension Schema Document
	XBRL Taxonomy Calculation Linkbase Document
	XBRL Taxonomy Extension Definition Linkbase Document
	XBRL Taxonomy Label Linkbase Document
	XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
ASSETS	2012	2011
	(Unaudited)
Cash and cash equivalents	$9,207,604	$11,387,947
Interest-earning time deposits in banks	2,972,000	2,476,000
Investment securities - available for sale	61,309,756	62,257,962
Mortgage-backed securities - available for sale	48,066,624	40,364,086
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	102,080	116,088
Loans held for sale - net	527,986	446,818
Loans receivable - net of allowance for loan losses of $3,151,742 and $3,296,607 as of September 30, 2012 and December 31, 2011	171,749,599	170,865,102
Premises and equipment - net	5,657,451	5,532,720
Cash surrender value of life insurance	6,560,174	4,402,602
Accrued interest receivable	2,853,789	2,071,534
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $138,796 and $173,791 as of September 30, 2012 and December 31, 2011	668,944	697,733
Real estate owned	167,193	435,480
Deferred income taxes	-	413,110
Other assets	1,877,855	1,981,808

Total Assets	$315,561,422	$307,289,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$258,532,061	$254,240,060
Other borrowings	6,569,633	6,517,750
Advance payments by borrowers for taxes and insurance	476,984	740,083
Accrued interest payable	306,013	349,121
Deferred compensation payable	3,587,318	3,295,827
Income taxes payable	165,786	-
Other liabilities	1,342,947	981,093
Total liabilities	270,980,742	266,123,934

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,922,156 shares
as of September 30, 2012 and 1,920,955 shares as of December 31, 2011	19,222	19,210
Additional paid-in-capital	16,137,999	16,066,624
Retained earnings	25,135,369	22,767,719
Less: Unallocated ESOP shares	(344,370)	(360,620)
Accumulated other comprehensive income	3,632,460	2,672,490
Total stockholders’ equity	44,580,680	41,165,423

Total Liabilities and Stockholders’ Equity	$315,561,422	$307,289,357

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,515,263	$2,724,942	$7,517,252	$8,091,921
Investment securities	477,945	508,445	1,504,186	1,510,676
Mortgage-backed securities	187,018	309,750	645,212	956,464
Other	10,931	281	34,696	2,620
Total interest income	3,191,157	3,543,418	9,701,346	10,561,681

INTEREST EXPENSE:
Deposits	573,449	680,693	1,761,913	2,227,822
Other borrowings	4,056	3,936	10,739	13,801
Total interest expense	577,505	684,629	1,772,652	2,241,623

NET INTEREST INCOME	2,613,652	2,858,789	7,928,694	8,320,058

PROVISION FOR LOAN LOSSES	120,000	150,000	370,000	475,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,493,652	2,708,789	7,558,694	7,845,058

NON-INTEREST INCOME:
Fiduciary activities	72,443	50,613	211,163	168,321
Commission income	206,130	349,543	718,359	1,109,470
Service charges on deposit accounts	237,477	247,577	636,971	699,600
Mortgage banking operations, net	183,827	100,920	397,560	167,496
Net realized gains on sales of available-for-sale securities	399,280	29,073	926,188	138,291
Loan servicing fees	90,336	91,403	269,365	278,007
Other	170,180	132,132	490,236	399,547
Total non-interest income	1,359,673	1,001,261	3,649,842	2,960,732

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,594,741	1,549,788	4,770,124	4,633,564
Occupancy and equipment	242,599	258,596	732,610	753,424
Data processing and telecommunications	130,885	136,737	401,079	421,099
Professional	61,809	54,428	195,058	151,036
Postage and office supplies	63,124	62,400	197,373	202,252
Deposit insurance premium	40,586	47,689	118,004	198,145
Impairment on mortgage servicing rights asset	-	48,386	-	48,386
Other	271,858	334,727	919,152	909,190
Total non-interest expense	2,405,602	2,492,751	7,333,400	7,317,096

INCOME BEFORE INCOME TAXES	1,447,723	1,217,299	3,875,136	3,488,694
INCOME TAXES	417,870	345,616	1,083,471	977,438

NET INCOME	$1,029,853	$871,683	$2,791,665	$2,511,256

NET INCOME PER COMMON SHARE - BASIC	$0.55	$0.46	$1.48	$1.33
NET INCOME PER COMMON SHARE - DILUTED	$0.55	$0.46	$1.48	$1.33

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net Income	$1,029,852	$871,683	$2,791,665	$2,511,256

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $325,334 and $685,332 for the three months ended September 30, 2012 and 2011, respectively, and $809,433 and $1,571,588 for the nine months ended September 30, 2012 and 2011, respectively.	631,530	1,330,350	1,571,254	3,050,730
Less: reclassification adjustment for realized gains included in net income, net of taxes of $135,755 and $9,885, for the three months ended September 30, 2012 and 2011, respectively, and $314,904 and $47,019 for the nine months ended September 30, 2012 and 2011, respectively.	263,525	19,188	611,284	91,272
	368,005	1,311,162	959,970	2,959,458

Comprehensive Income	$1,397,857	$2,182,845	$3,751,635	$5,470,714

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2012
					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2011	$19,210	$16,066,624	$22,767,719	$(360,620)	$2,672,490	$41,165,423

Net Income	-	-	2,791,665	-	-	2,791,665

Other comprehensive income	-	-	-	-	959,970	959,970

Exercise of stock options	12	15,487	-	-	-	15,499
Tax benefit related to stock options exercised	-	1,291	-	-	-	1,291
Stock option compensation expense	-	45,205	-	-	-	45,205

Shares held by ESOP, commited to be released	-	9,392	-	16,250	-	25,642

Dividends ($0.225 per share)	-	-	(424,015)	-	-	(424,015)

BALANCE, SEPTEMBER 30, 2012	$19,222	$16,137,999	$25,135,369	$(344,370)	$3,632,460	$44,580,680

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,791,665	$2,511,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	249,543	238,976
Amortization of investment premiums and discounts, net	559,673	323,001
Accretion of loan discounts	(37,228)	(4,351)
Net realized gains on sales of available-for-sale securities	(926,188)	(138,291)
Provision for loan losses	370,000	475,000
Mortgage banking operations, net	(397,560)	(167,496)
Gain on sale of real estate owned	(50,185)	(27,495)
Impairment on mortgage servicing rights asset	-	48,386
Shares held by ESOP commited to be released	25,642	19,972
Tax benefit related to stock options exercised	1,291	4,609
Stock option compensation expense	45,205	-
Changes in income taxes payable	213,219	(220,062)
Changes in assets and liabilities	(333,400)	(696,909)
Net cash provided by operations before loan sales	2,511,677	2,366,596
Origination of loans for sale to secondary market	(37,156,903)	(18,354,636)
Proceeds from sales of loans to secondary market	37,502,084	17,995,747
Net cash provided by operating activities	2,856,858	2,007,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(44,506,127)	(36,192,203)
Purchase of interest-earning time deposits in other banks	(496,000)	-
Maturity or call of investment securities available-for-sale	8,328,000	6,255,000
Sale of investment securities available-for-sale	23,198,514	22,745,055
Principal payments on mortgage-backed and investment securities	8,060,305	5,405,958
Purchase of bank-owned life insurance	(2,000,000)	-
Proceeds from sale of real estate owned	332,261	295,052
Net (increase) decrease in loans	(1,252,149)	3,649,895
Additions to premises and equipment	(374,274)	(129,044)

Net cash provided by (used in) investing activities	(8,709,470)	2,029,713

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$4,292,001	$(889,258)
Net increase in other borrowings	51,883	1,161,065
Decrease in advance payments by borrowers for taxes and insurance	(263,099)	(199,044)
Exercise of stock options	15,499	211,568
Purchase and retirement of treasury stock related to stock options	-	(181,941)
Dividends paid - common stock	(424,015)	(421,949)

Net cash provided by (used in) financing activities	3,672,269	(319,559)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,180,343)	3,717,861

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,387,947	8,943,400

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,207,604	$12,661,261

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$1,805,020	$2,395,113
Interest on other borrowings	10,739	13,801
Income taxes paid	872,000	1,197,500

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$217,130	$449,396
Loans to facilitate sales of real estate owned	182,250	131,834

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine month periods ended September 30, 2012 and 2011.  The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 filed as an exhibit to the Company’s Form 10-K filed in March, 2012.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income available to common
shareholders	$1,029,853	$871,683	$2,791,665	$2,511,256

Basic average shares outstanding	1,887,359	1,892,637	1,886,216	1,890,032

Diluted potential common shares:
Stock option equivalents	479	-	377	-
Diluted average shares outstanding	1,887,838	1,892,637	1,886,593	1,890,032

Basic earnings per share	$0.55	$0.46	$1.48	$1.33

Diluted earnings per share	$0.55	$0.46	$1.48	$1.33

Stock options for 104,035 shares of common stock were not considered in computing diluted earnings per share for the three and nine month periods ending September 30, 2012, because they were anti-dilutive.  Stock options for 4,504 shares of common stock were not considered in computing diluted earnings per share for the three and nine month periods ending September 30, 2011, because they were anti-dilutive.

4.	STOCK-BASED COMPENSATION

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

A summary of ESOP shares at September 30, 2012 and 2011, is shown below.

	September 30, 2012	September 30, 2011
Unearned shares	32,812	37,976
Shares committed for release	1,625	1,557
Allocated shares	51,438	49,344
Total ESOP shares	85,875	88,877

Fair value of unearned shares	$541,398	$503,182

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock.  The stock options vest over a five-year period and expire ten years after the date of the grant.  Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the nine months ended September 30, 2012.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2011	4,504	$13.98
Granted	104,035	15.65
Exercised	(1,201)	13.98
Forfeited	-	-

Outstanding, September 30, 2012	107,338	$15.60	9.50	$96,753

Exercisable, September 30, 2012	3,303	$13.98	1.75	$8,324

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.  The value is based upon a closing price of $16.50 per share on September 30, 2012.

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

The weighted average assumptions used in the Black-Scholes option pricing model for the year indicated were as follows:

2012
Risk-free interest rate	1.37%
Expected dividend yield	2.19%
Expected stock volatility	33.41%
Expected life (years)	7.00
Fair value	$4.34

5.	LOAN PORTFOLIO COMPOSITION

At September 30, 2012 and December 31, 2011, the composition of the Company’s loan portfolio is shown below.

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$42,323,156	24.6%	$39,472,008	23.1%
Commercial	34,826,019	20.3	40,169,813	23.5
Agricultural	34,614,339	20.2	29,971,649	17.5
Home equity	13,188,975	7.7	16,042,788	9.4
Total real estate loans	124,952,489	72.8	125,656,258	73.5

Commercial loans	26,449,502	15.4	23,198,454	13.6
Agricultural loans	8,813,230	5.1	9,590,745	5.6
Consumer loans	14,678,893	8.5	15,755,973	9.2
Total loans receivable	174,894,114	101.8	174,201,430	102.0

Less:
Net deferred loan fees	(7,227)	(0.0)	39,721	0.0
Allowance for loan losses	3,151,742	1.8	3,296,607	1.9
Total loans receivable, net	$171,749,599	100.0%	$170,865,102	100.0%

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

One-to-Four Family Mortgage Loans - Historically, the primary lending origination activity has been one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company’s market area.  The Company generates loans through marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  Generally, one-to-four family loan originations are limited to the financing of loans secured by properties located within the Company’s market area.

Fixed rate one-to-four family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines.  The Company generally originates both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency.

The Company originates for resale to Freddie Mac and the Federal Home Loan Bank fixed-rate one-to-four family residential mortgage loans with terms of 15 years or more.  The fixed-rate mortgage loans amortize monthly with principal and interest due each month.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The Company offers fixed-rate one-to-four family residential mortgage loans with terms of up to 30 years without prepayment penalty.

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

Loans secured by commercial real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans.  Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business and real estate property.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

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

Loans secured by agricultural real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the effects of general economic and market conditions on farm operations and the successful operation or management of the properties securing the loans.  The repayment of loans secured by agricultural estate is typically dependent upon the successful operation of the farm and real estate property.  If the cash flow is reduced, the borrower’s ability to repay the loan may be impaired.

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

Home equity loans entail greater risks than one-to-four family residential mortgage loans, which are secured by first lien mortgages.  In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position.  Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

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

Drought conditions have reduced 2012 crop yields.  The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions.  These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan, and potentially result in an increase in the level of problem loans and loan losses in our agricultural portfolio.  While not required, the majority of our agricultural business loans are covered by crop insurance, which provides protection against loss due to lower crop yields as a result of drought conditions.  The Company expects minimal impact on our agricultural borrowers and is currently evaluating the impact these conditions may have on the local economy.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ending September 30, 2012, September 30, 2011, and December 31, 2011.

	September 30, 2012
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2012	$629,452	$961,695	$48,918	$325,931	$811,630	$36,034	$159,451	$157,392	$3,130,503
Provision charged to expense	(11,330)	(74,191)	89,538	(37,447)	73,497	30,963	(11,365)	60,335	120,000
Losses charged off	(6,410)	(99,227)	-	(13,382)	-	-	(11,416)	-	(130,435)
Recoveries	2,810	17,716	-	6,607	2,969	-	1,572	-	31,674
Ending balance, September 30, 2012	$614,522	$805,993	$138,456	$281,709	$888,096	$66,997	$138,242	$217,727	$3,151,742

Beginning Balance, January 1, 2012	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607
Provision charged to expense	(31,049)	36,962	23,302	39,314	172,947	8,569	60,787	59,168	370,000
Losses charged off	(76,705)	(356,270)	-	(80,126)	-	-	(64,801)	-	(577,902)
Recoveries	25,053	17,716	-	13,112	3,285	-	3,871	-	63,037
Ending balance, September 30, 2012	$614,522	$805,993	$138,456	$281,709	$888,096	$66,997	$138,242	$217,727	$3,151,742

Ending balance:
individually evaluated for impairment	$-	$139,523	$-	$-	$567,536	$-	$6,616	$-	$713,675
Ending balance:
collectively evaluated for impairment	$614,522	$666,470	$138,456	$281,709	$320,560	$66,997	$131,626	$217,727	$2,438,067

Loans:
Ending balance	$42,323,156	$34,826,019	$34,614,339	$13,188,975	$26,449,502	$8,813,230	$14,678,893	$-	$174,894,114
Ending balance:
individually evaluated for impairment	$285,550	$1,288,367	$-	$43,698	$741,497	$-	$6,616	$-	$2,365,728
Ending balance:
collectively evaluated for impairment	$42,037,606	$33,537,652	$34,614,339	$13,145,277	$25,708,005	$8,813,230	$14,672,277	$-	$172,528,386

	September 30, 2011
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2011	$561,982	$1,144,788	$112,208	$277,648	$607,533	$152,419	$127,164	$177,084	$3,160,826
Provision charged to expense	177,058	(16,574)	2,438	9,572	38,975	(77,509)	1,272	14,768	150,000
Losses charged off	(61,751)	-	-	(5,081)	-	-	-	-	(66,832)
Recoveries	-	16,000	-	1,161	2,025	-	869	-	20,055
Ending balance, September 30, 2011	$677,289	$1,144,214	$114,646	$283,300	$648,533	$74,910	$129,305	$191,852	$3,264,049

Beginning Balance, January 1, 2011	$561,309	$1,193,928	$92,988	$300,257	$472,376	$58,250	$163,690	$121,487	$2,964,285
Provision charged to expense	209,942	186,229	21,658	(14,017)	20,323	16,660	(36,160)	70,365	475,000
Losses charged off	(93,962)	(260,785)	-	(9,243)	-	-	(1,097)	-	(365,087)
Recoveries	-	24,842	-	6,303	155,834	-	2,872	-	189,851
Ending balance, September 30, 2011	$677,289	$1,144,214	$114,646	$283,300	$648,533	$74,910	$129,305	$191,852	$3,264,049

Ending balance:
individually evaluated for impairment	$89,795	$358,563	$-	$-	$266,478	$-	$-	$-	$714,836
Ending balance:
collectively evaluated for impairment	$587,494	$785,651	$114,646	$283,300	$382,055	$74,910	$129,305	$191,852	$2,549,213

Loans:
Ending balance	$38,110,058	$43,056,142	$30,844,997	$16,960,319	$20,239,457	$9,760,290	$16,343,071	$-	$175,314,334
Ending balance:
individually evaluated for impairment	$609,439	$1,784,114	$-	$25,754	$558,570	$-	$-	$-	$2,977,877
Ending balance:
collectively evaluated for impairment	$37,500,619	$41,272,028	$30,844,997	$16,934,565	$19,680,887	$9,760,290	$16,343,071	$-	$172,336,457

	December 31, 2011
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Balance, beginning of year	$561,309	$1,193,928	$92,988	$300,257	$472,376	$58,250	$163,690	$121,487	$2,964,285
Provision charged to expense	266,296	195,118	22,166	26,863	83,654	178	(6,347)	37,072	625,000
Losses charged off	(130,382)	(306,303)	-	(24,904)	-	-	(25,289)	-	(486,878)
Recoveries	-	24,842	-	7,193	155,834	-	6,331	-	194,200
Balance, end of year	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607

Ending balance:
individually evaluated for impairment	$36,300	$357,880	$-	$-	$296,149	$-	$-	$-	$690,329
Ending balance:
collectively evaluated for impairment	$660,923	$749,705	$115,154	$309,409	$415,715	$58,428	$138,385	$158,559	$2,606,278

Loans:
Ending balance	$39,472,008	$40,169,813	$29,971,649	$16,042,788	$23,198,454	$9,590,745	$15,755,973	$-	$174,201,430
Ending balance:
individually evaluated for impairment	$551,921	$1,727,406	$-	$29,353	$552,814	$-	$7,569	$-	$2,869,063
Ending balance:
collectively evaluated for impairment	$38,920,087	$38,442,407	$29,971,649	$16,013,435	$22,645,640	$9,590,745	$15,748,404	$-	$171,332,367

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2012 and December 31, 2011.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Rating:
Pass	$39,742,199	$36,040,795	$32,130,044	$36,936,906	$34,614,339	$29,567,057	$12,116,944	$14,746,631
Special Mention	1,262,352	1,642,602	577,289	574,484	-	404,592	190,382	278,323
Substandard	1,318,605	1,788,611	2,118,686	2,658,423	-	-	881,649	1,017,834
Total	$42,323,156	$39,472,008	$34,826,019	$40,169,813	$34,614,339	$29,971,649	$13,188,975	$16,042,788

	Commercial		Agricultural		Consumer		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Rating:
Pass	$25,544,372	$22,253,904	$8,647,030	$9,336,899	$14,451,171	$15,409,729	$167,246,099	$164,291,921
Special Mention	1,486	3,402	166,200	253,846	102,867	153,316	2,300,576	3,310,565
Substandard	903,644	941,148	-	-	124,855	192,928	5,347,439	6,598,944
Total	$26,449,502	$23,198,454	$8,813,230	$9,590,745	$14,678,893	$15,755,973	$174,894,114	$174,201,430

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$680,291	$127,604	$306,516	$1,114,411	$41,208,745	$42,323,156	$-
Commercial real estate	29,434	201,135	45,478	276,047	34,549,972	34,826,019	-
Agricultural real estate	-	-	-	-	34,614,339	34,614,339	-
Home equity	196,328	120,067	430,868	747,263	12,441,712	13,188,975	-
Commercial	10,105	-	-	10,105	26,439,397	26,449,502	-
Agricultural	-	-	-	-	8,813,230	8,813,230	-
Consumer	95,307	20,697	23,166	139,170	14,539,723	14,678,893	100
Total	$1,011,465	$469,503	$806,028	$2,286,996	$172,607,118	$174,894,114	$100

	December 31, 2011
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$289,337	$161,654	$1,020,862	$1,471,853	$38,000,155	$39,472,008	$-
Commercial real estate	75,924	-	48,428	124,352	40,045,461	40,169,813	-
Agricultural real estate	-	-	-	-	29,971,649	29,971,649	-
Home equity	511,562	50,455	197,191	759,208	15,283,580	16,042,788	-
Commercial	-	-	-	-	23,198,454	23,198,454	-
Agricultural	-	-	-	-	9,590,745	9,590,745	-
Consumer	156,404	126,077	37,337	319,818	15,436,155	15,755,973	-
Total	$1,033,227	$338,186	$1,303,818	$2,675,231	$171,526,199	$174,201,430	$-

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

The following tables present impaired loans at or for the three and nine months ended September 30, 2012 and the year ended December 31, 2011.

	Three Months Ended September 30, 2012
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$285,550	$285,550	$-	$286,127	$3,348	$2,889
Commercial real estate	201,135	201,135	-	205,756	5,459	674
Home equity	43,698	43,698	-	39,090	834	819
Loans with a specific allowance:
Commercial real estate	1,087,231	1,087,231	139,523	1,139,246	17,358	17,400
Commercial	741,498	741,498	567,536	775,955	9,171	8,510
Consumer	6,616	6,616	6,616	6,954	135	157
Total:
One-to-four family residential	285,550	285,550	-	286,127	3,348	2,889
Commercial real estate	1,288,366	1,288,366	139,523	1,345,002	22,817	18,074
Commercial	741,498	741,498	567,536	775,955	9,171	8,510
Home equity	43,698	43,698	-	39,090	834	819
Consumer	6,616	6,616	6,616	6,954	135	157
Total	$2,365,728	$2,365,728	$713,675	$2,453,128	$36,305	$30,449

	Nine Months Ended September 30, 2012
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$285,550	$285,550	$-	$286,967	$10,042	$9,603
Commercial real estate	201,135	201,135	-	205,756	20,757	16,136
Home equity	43,698	43,698	-	60,211	3,121	3,187
Loans with a specific allowance:
Commercial real estate	1,087,231	1,087,231	139,523	1,144,247	51,951	52,075
Commercial	741,498	741,498	567,536	786,075	33,605	40,995
Consumer	6,616	6,616	6,616	7,337	448	457
Total:
One-to-four family residential	285,550	285,550	-	286,967	10,042	9,603
Commercial real estate	1,288,366	1,288,366	139,523	1,350,003	72,708	68,211
Commercial	741,498	741,498	567,536	786,075	33,605	40,995
Home equity	43,698	43,698	-	60,211	3,121	3,187
Consumer	6,616	6,616	6,616	7,337	448	457
Total	$2,365,728	$2,365,728	$713,675	$2,490,593	$119,924	$122,453

	December 31, 2011
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$235,856	$235,856	$-	$249,103	$10,446	$11,162
Commercial real estate	69,249	69,249	-	71,972	457	254
Home equity	29,353	29,353	-	21,954	1,933	1,605
Loans with a specific allowance:
One-to-four family residential	316,065	316,065	36,300	368,040	25,241	18,341
Commercial real estate	1,658,157	1,658,157	357,880	1,726,905	88,084	117,289
Commercial	552,814	552,814	296,149	592,796	37,192	36,628
Consumer	7,569	7,569	-	7,569	37	-
Total:
One-to-four family residential	551,921	551,921	36,300	617,143	35,687	29,503
Commercial real estate	1,727,406	1,727,406	357,880	1,798,877	88,541	117,543
Commercial	552,814	552,814	296,149	592,796	37,192	36,628
Home equity	29,353	29,353	-	21,954	1,933	1,605
Consumer	7,569	7,569	-	7,569	37	-
Total	$2,869,063	$2,869,063	$690,329	$3,038,339	$163,390	$185,279

Included in certain loan categories in the impaired loans are troubled debt restructurings (TDR’s), where economic concessions have been granted to borrowers who have experienced financial difficulties, which were classified as impaired.   These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  TDR’s are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

One-to-four family residential	$242,349	$213,966
Commercial real estate	1,021,452	1,075,483
Agricultural real estate	-	-
Home equity	84,444	125,588
Commercial loans	714,240	477,798
Agricultural loans	-	-
Consumer loans	91,989	83,962

Total	$2,154,474	$1,976,797

The following table presents the recorded balance, at original cost, of troubled debt restructurings, which were performing according to the terms of the restructuring, as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

One-to-four family residential	$130,274	$131,990
Commercial real estate	993,452	1,007,723
Agricultural real estate	-	-
Home equity	79,444	95,769
Commercial loans	714,240	477,798
Agricultural loans	-	-
Consumer loans	20,456	83,962

Total	$1,937,866	$1,797,242

The following table presents loans modified as troubled debt restructurings during the three and nine months ended September 30, 2012.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$43,215
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	1	10,797	2	16,555
Commercial loans	-	-	2	268,450
Agricultural loans	-	-	-	-
Consumer loans	-	-	2	18,034

Total	1	$10,797	7	$346,254

During the nine month period ended September 30, 2012, the Company modified one one-to-four family residential real estate loan, with a recorded investment of $43,215, which was deemed to be a TDR.  The modification was made to change the payment schedule to interest-only for a period of time.  The modification did not result in a reduction of the contractual interest rate or a write-off of the principal balance.

The Company also modified two home equity loans with a recorded investment of $16,555.  One modification was made to change the payment schedule to interest-only for a period of time.  The second modification was to capitalize funds to bring other debts current.  Neither modification resulted in a reduction of the contractual interest rate or a write-off of the principal balance.

The Company also modified two commercial loans with a total recorded investment of $268,450.  Both modifications were made to reduce the contractual interest rate and payment amount.  Neither modification resulted in a write-off of the principal balance.

The Company also modified two consumer loans with a total recorded investment of $18,818.  Both modifications were made to extend the term of the loans to lower the payment amount.  Neither modification resulted in a reduction of the contractual interest rate or a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.  During the nine month period ended September 30, 2012, one residential real estate loan of $16,203, one commercial real estate loan of $28,000, and one home equity loan of $5,000 that were considered TDR’s defaulted as they were more than 90 days past due at September 30, 2012.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

The following table presents the Company’s nonaccrual loans at September 30, 2012 and December 31, 2011.  This table excludes performing troubled debt restructurings.

	September 30, 2012	December 31, 2011

One-to-four family residential	$485,369	$1,297,953
Commercial real estate	536,838	361,524
Agricultural real estate	-	-
Home equity	637,217	423,113
Commercial loans	55,757	66,852
Agricultural loans	-	-
Consumer loans	110,112	251,025

Total	$1,825,293	$2,400,467

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2012:
U.S. government and agencies	$9,538,655	$264,775	$(2,057)	$9,801,373
Mortgage-backed securities (government-sponsored enterprises - residential)	46,346,009	1,721,407	(792)	48,066,624
Municipal bonds	47,987,990	3,591,670	(71,277)	51,508,383
	$103,872,654	$5,577,852	$(74,126)	$109,376,380

December 31, 2011:
U.S. government and agencies	$14,132,240	$211,540	$(8,137)	$14,335,643
Mortgage-backed securities (government-sponsored enterprises - residential)	39,479,133	905,509	(20,556)	40,364,086
Municipal bonds	44,961,448	2,995,639	(34,768)	47,922,319
	$98,572,821	$4,112,688	$(63,461)	$102,622,048

The amortized cost and fair value of available-for-sale securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$100,351	$100,512
One to five years	6,852,109	7,173,177
Five to ten years	28,463,096	30,254,161
After ten years	22,111,089	23,781,906
	57,526,645	61,309,756
Mortgage-backed securities (government-sponsored enterprises - residential)	46,346,009	48,066,624
	$103,872,654	$109,376,380

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $25,118,000 at September 30, 2012 and $25,424,000 at December 31, 2011.

The book value of securities sold under agreement to repurchase amounted to $8,096,000 at September 30, 2012 and $6,785,000 at December 31, 2011.

Gross gains of $926,000 and $138,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2012 and 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2012 was $5,057,000, which is approximately 5% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2012 and December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
September 30, 2012:
Municipal bonds	$(71,277)	$3,770,872	$-	$-	$(71,277)	$3,770,872
U.S. government and agencies	(2,057)	497,944	-	-	(2,057)	497,944
Subtotal	(73,334)	4,268,816	-	-	(73,334)	4,268,816
Mortgage-backed securities (government sponsored enterprises - residential)	(792)	788,356	-	-	(792)	788,356
Total	$(74,126)	$5,057,172	$-	$-	$(74,126)	$5,057,172

December 31, 2011:
Municipal bonds	$(34,768)	$2,234,403	$-	$-	$(34,768)	$2,234,403
U.S. government and agencies	(8,137)	1,491,864	-	-	(8,137)	1,491,864
Subtotal	(42,905)	3,726,267	-	-	(42,905)	3,726,267
Mortgage-backed securities (government sponsored enterprises - residential)	(18,488)	4,910,314	(2,068)	623,455	(20,556)	5,533,769
Total	$(61,393)	$8,636,581	$(2,068)	$623,455	$(63,461)	$9,260,036

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net unrealized gain on securities available-for-sale	$956,862	$2,015,683	$2,380,687	$4,622,319
Less reclassification adjustment for realized gains included in income	399,280	29,073	926,188	138,291
Other comprehensive income before tax effect	557,582	1,986,610	1,454,499	4,484,028
Less tax expense	189,577	675,448	494,529	1,524,570
Other comprehensive income	$368,005	$1,311,162	$959,970	$2,959,458

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2012	December 31, 2011
Net unrealized gain on securities available-for-sale	$5,503,726	$4,049,227
Tax effect	(1,871,266)	(1,376,737)
Net-of-tax amount	$3,632,460	$2,672,490

8.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements
The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		September 30,2012
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$9,801,373	$-	$9,801,373	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	48,066,624	-	48,066,624	-
Municipal bonds	51,508,383	-	51,508,383	-

		December 31, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$14,335,643	$-	$14,335,643	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	40,364,086	-	40,364,086	-
Municipal bonds	47,922,319	-	47,922,319	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended September 30, 2012.

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For those investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data market research publications are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and agencies, mortgage-backed securities (Government-sponsored enterprises – residential) and municipal bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company did not have securities considered Level 3 as of September 30, 2012 or December 31, 2011.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

September 30, 2012
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$220,334	$-	$-	$220,334
Real estate owned	167,193	-	-	167,193

		December 31, 2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$867,318	$-	$-	$867,318
Mortgage servicing rights	697,733			697,733
Real estate owned	435,480	-	-	435,480

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  Fair value adjustments on impaired loans were $(53,763) at September 30, 2012 and $(393,319) at December 31, 2011.

Mortgage Servicing Rights – Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and default rate.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Mortgage servicing rights are tested for impairment on at least an annual basis.  The Company uses a third-party to measure mortgage servicing rights through the completion of a proprietary model.  Inputs to the model are reviewed by the Company.  Fair value adjustments on mortgage servicing rights were $0 at September 30, 2012 and $(58,818) at December 31, 2011.

Real Estate Owned – Real estate owned (REO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of REO is based on appraisals or evaluations.  REO is classified within Level 3 of the fair value hierarchy.

Appraisals of REO are obtained when the real estate is acquired and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  Fair value adjustments on real estate owned were $(26,193) at September 30, 2012 and $32,352 at December 31, 2011.

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at 9/30/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real Estate Owned	$167,193	Market comparable properties	Comparability adjustments (%)	Not available

Collateral-dependent impaired loans	220,334	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

	September 30, 2012
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$9,207,604	$9,207,604	$-	$-
Interest earning time deposits in banks	2,972,000	-	2,972,000	-
Other investments	102,080	-	102,080	-
Loans held for sale	527,986	-	527,986	-
Loans, net of allowance for loan losses	171,749,599	-	-	170,843,873
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,853,789	-	2,853,789	-
Financial Liabilities
Deposits	258,532,061	-	128,383,193	133,062,369
Short-term borrowings	6,569,633	-	6,569,633	-
Advances from borrowers for taxes and insurance	476,984	-	476,984	-
Interest payable	306,013	-	306,013	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and cash equivalents	$11,387,947	$11,387,947
Interest earning time deposits in banks	2,476,000	2,476,000
Other investments	116,088	116,088
Loans held for sale	446,818	446,818
Loans, net of allowance for loan losses	170,865,102	169,667,091
Federal Home Loan Bank stock	1,113,800	1,113,800
Interest receivable	2,071,534	2,071,534
Financial Liabilities
Deposits	254,240,060	265,515,126
Short-term borrowings	6,517,750	6,517,750
Advances from borrowers for taxes and insurance	740,083	740,083
Interest payable	349,121	349,121
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-
Letters of credit	-	-
Lines of credit	-	-

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

The Company owns $1,113,800 of Federal Home Loan Bank stock as of September 30, 2012.  The Federal Home Loan Bank of Chicago (FHLB) has been operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Agency (FHFA).  The FHFA terminated the Cease and Desist Order during April 2012.  The FHLB’s new capital structure and excess stock repurchase plan has been approved by the FHFA.  The repurchase plan allows for the FHLB to repurchase approximately $500 million in excess capital stock held by members which will represent 45% of the excess stock outstanding.  The FHLB will continue to provide liquidity and funding through advances and purchasing loans through the MPF program.  In 2012 and 2011, the FHLB declared and paid quarterly dividends.  Management performed an analysis and deemed the cost method investment in FHLB stock was ultimately recoverable.

10.	MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the nine month period ending September 30, 2012 and the year ended December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Balance, beginning of year	$697,733	$797,327
Servicing rights capitalized	155,362	137,206
Amortization of servicing rights	(219,146)	(226,998)
Change in valuation allowance	34,995	(9,802)
Balance, end of period	$668,944	$697,733

Activity in the valuation allowance for mortgage servicing rights for the nine month period ending September 30, 2012 and the year ended December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Balance, beginning of year	$173,791	$163,989
Additions	-	58,818
Reductions	(34,995)	(49,016)
Balance, end of period	$138,796	$173,791

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2012 and 2011 is shown below.

	September 30, 2012	September 30, 2011
Computed at the statutory rate (34%)	$1,317,546	$1,186,156
Increase (decrease) resulting from
Tax exempt interest	(409,508)	(372,532)
State income taxes, net	227,151	204,162
Increase in cash surrender value	(50,999)	(40,968)
Other, net	(719)	620

Actual tax expense	$1,083,471	$977,438

12.	COMMITMENTS AND CONTINGENCIES

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

Critical Accounting Policies and Use of Significant Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  Management believes the following discussion addresses our most critical accounting policies and significant estimates, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses - The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements.  The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses.  The allowance is based upon past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses.  The evaluation includes a review of all loans on which full collectability may not be reasonably assured.  Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category.  In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans.  Management uses the available information to make such determinations.  If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected.  While we believe we have established our existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request an increase in the allowance for loan losses.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

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

The above listing is not intended to be a comprehensive list of all our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Recent Developments

Midwest Drought - Current drought conditions have reduced 2012 crop yields. As further discussed in Note 5 to the condensed consolidated financial statements included herein, the Company originates agricultural operating lines of credit, which generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on farmland.  The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions.  These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan, and potentially result in an increase in the level of problem loans and loan losses in our agricultural portfolio.  While not required, the majority of our agricultural business loans are covered by crop insurance, which provides protection against loss due to lower crop yields as a result of drought conditions.  The Company expects minimal impact on its agricultural borrowers and is currently evaluating the impact these conditions may have on the local economy.

Financial Condition

September 30, 2012 Compared to December 31, 2011

Total assets increased by $8.3 million, or 2.7%, to $315.6 million at September 30, 2012 from $307.3 million at December 31, 2011.  Net loans increased $884,000, or 0.5%, to $171.7 million at September 30, 2012 from $170.9 million at December 31, 2011.  The increase is primarily due to growth in our agricultural real estate lending during 2012.  The total loan originations continue to be affected by low loan demand as a result of the current weakened economy.  Available-for-sale mortgage-backed securities increased $7.7 million, or 19.1%, to $48.1 million at September 30, 2012 from $40.4 million at December 31, 2011.  The growth in loans and mortgage-backed securities was funded from cash and cash equivalents and deposit growth.  Cash and cash equivalents decreased $2.2 million to $9.2 million at September 30, 2012 from December 31, 2011.

Total deposits increased $4.3 million, or 1.7%, to $258.5 million at September 30, 2012, reflecting a $5.5 million increase from December 31, 2011 in transaction accounts.  Transaction accounts have continued to grow as customers have preferred to maintain short-term, liquid deposits in the current low-rate environment.  Deposit growth reflects customer preference for insured deposits versus alternative investments.  Other borrowings, which consisted of overnight repurchase agreements, increased $52,000 during this same time frame.

Stockholders’ equity increased $3.4 million, or 8.3%, to $44.6 million at September 30, 2012.  The increase in stockholders’ equity was primarily the result of $2.8 million in net income and $960,000 in other comprehensive income, which was partially offset by the payment of $424,000 in cash dividends.  Other comprehensive income consisted of the increase in net unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General:  Net income for the three months ended September 30, 2012 was $1.0 million, or $0.55 per common share, basic and diluted, compared to net income of $872,000, or $0.46 per common share, basic and diluted, for the three months ended September 30, 2011.  The $158,000 increase in net income was due to an increase of $358,000 in non-interest income and decreases of $30,000 in the provision for loan losses and $87,000 in non-interest expense, partially offset by a decrease of $245,000 in net interest income and an increase of $72,000 in income taxes.

Interest Income:  Total interest income for the three months ended September 30, 2012 decreased $352,000, or 9.9%, to $3.2 million compared to the same period of 2011.  The decrease in interest income reflected a $210,000 decrease in interest income on loans, a $30,000 decrease in interest income on investment securities, and a $123,000 decrease in interest income on mortgage-backed securities, partially offset by an $11,000 increase in interest income from other interest-earning assets.  As noted below, the changes in the composition of our interest-earning assets reflects the investment in investment securities and mortgage-backed securities during a time period where satisfactory loan origination opportunities are lacking.

Interest income on loans decreased $210,000 to $2.5 million for the third quarter of 2012 due to a decrease in both the average yield and average balance of loans.  The average yield on loans decreased to 5.68% during the third quarter of 2012 from 6.13% during the third quarter of 2011.  The decrease in the average yield reflects lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio also decreased $505,000 to $177.2 million for the third quarter of 2012, compared to the same quarter of 2011.

Interest income on investment securities decreased $30,000 to $478,000 for the third quarter of 2012 from $508,000 for the third quarter of 2011. The decrease reflected a decrease in the average yield of investment securities to 3.33% during the third quarter of 2012 from 3.65% during the third quarter of 2011.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.  The decrease in the average yield of investments was partially offset by a $1.6 million increase in the average balance of the investment securities portfolio to $57.4 million during the third quarter of 2012, compared to the third quarter of 2011.

Interest income on mortgage-backed securities decreased $123,000 to $187,000 for the third quarter of 2012, compared to $310,000 for the third quarter of 2011.  The decrease reflected a 129 basis point decrease in the average yield of mortgage-backed securities to 1.60% for the third quarter of 2012, compared to 2.89% for the third quarter of 2011.  The average yield was impacted by higher premium amortization resulting from faster prepayments on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $135,000 to $227,000 during the third quarter of 2012, compared to the third quarter of 2011.  The decrease in interest income on mortgage-backed securities was partially offset by a $3.7 million increase in the average balance of mortgage-backed securities to $46.6 million during the third quarter of 2012.

Interest income on other interest-earning assets, which consisted of interest-earning demand and time deposit accounts and federal funds sold, increased $11,000 during the third quarter of 2012.  The average balance of these accounts increased $4.2 million to $8.3 million for the third quarter of 2012 compared to the same quarter of 2011.  The average yield on other interest-earning assets increased to 0.52% during the third quarter of 2012 from 0.03% during the third quarter of 2011, primarily due to the investment in higher-yielding time deposit accounts during the fourth quarter of 2011.

Interest Expense:  Total interest expense decreased $107,000, or 15.7%, to $578,000 for the three months ended September 30, 2012 compared to $685,000 for the three months ended September 30, 2011.  The lower interest expense was due to a $107,000 decrease in the cost of deposits.

Interest expense on deposits decreased $107,000 to $573,000 for the third quarter of 2012 compared to $680,000 for the third quarter of 2011.  The decrease in interest expense on deposits was primarily due to a 20 basis point decrease in the average rate paid on deposits to 0.98% during the third quarter of 2012 from 1.18% during the third quarter of 2011.  The decrease reflected ongoing low short-term market interest rates during 2012.  The decrease in the average rate was partially offset by a $4.4 million increase in the average balance of deposits during the third quarter of 2012, compared to the same quarter of 2011.

Interest paid on borrowed funds totaled $4,000 during the third quarters of 2012 and 2011.  The average balance of borrowed funds increased to $6.5 million during the third quarter of 2012 compared to $5.0 million during the same period of 2011.  The average rate paid on borrowed funds decreased to 0.25% during the third quarter of 2012 compared to 0.32% during the third quarter of 2011.

Net Interest Income:  As a result of the changes in interest income and interest expense noted above, net interest income decreased by $245,000, or 8.6%, to $2.6 million for the three months ended September 30, 2012 from $2.9 million for the three months ended September 30, 2011.  Our interest rate spread decreased by 44 basis points to 3.45% during the third quarter of 2012 from 3.89% during the third quarter of 2011.  Our net interest margin decreased 47 basis points to 3.61% for the third quarter of 2012 from 4.08% for the third quarter of 2011.

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

The provision for loan losses totaled $120,000 during the third quarter of 2012, compared to $150,000 during the third quarter of 2011.  Net charge-offs increased to $99,000 during the third quarter of 2012, compared to net charge-offs of $47,000 during the third quarter of 2011.  The allowance for loan losses decreased $112,000 to $3.2 million at September 30, 2012 from $3.3 million at September 30, 2011.  Loans delinquent 30 days or more decreased $388,000 to $2.3 million, or 1.32% of total loans, as of September 30, 2012, from $2.7 million, or 1.53% of total loans, as of December 31, 2011.  Loans delinquent 30 days or more totaled $2.5 million, or 1.43% of total loans at September 30, 2011.

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

	September 30, 2012	December 31, 2011

Non-accruing loans:
One-to-four family residential	$485,369	$1,297,953
Commercial real estate	536,838	361,524
Commercial business	55,757	66,852
Home equity	637,217	423,113
Consumer	110,112	251,025
Total	$1,825,293	$2,400,467

Accruing loans delinquent more than 90 days:
Consumer	100	-
Total	$100	$-

Real estate owned:
One-to-four family residential	$167,193	$18,800
Commercial real estate	-	416,680
Total	$167,193	$435,480

Total nonperforming assets	$1,992,586	$2,835,947

Total as a percentage of total assets	0.63%	0.92%

Nonperforming assets decreased $843,000 to $2.0 million, or 0.63% of total assets, as of September 30, 2012, compared to $2.8 million, or 0.92% of total assets, as of December 31, 2011.  The decrease in nonperforming assets was due to a $575,000 decrease in nonperforming loans and a $268,000 decrease in real estate owned.  Nonperforming loans decreased to $1.8 million as of September 30, 2012, from $2.4 million at December 31, 2011.  The decrease in nonperforming loans primarily reflected the payoff of two loans secured by residential real estate totaling $607,000 during 2012, partially offset by increases in nonperforming commercial real estate and home equity loans.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2012 and December 31, 2011.  All non-accruing loans are automatically placed on the watch list.  The decrease in Substandard credits reflected the payoffs totaling $607,000 noted above and charge-offs of $344,000.  The decrease in Special Mention credits primarily reflected the improvement and upgrade of one borrower totaling $754,000.

	September 30, 2012	December 31, 2011

Special Mention credits	$2,300,576	$3,310,565
Substandard credits	5,347,439	6,598,944
Total watch list credits	$7,648,015	$9,909,509

Non-Interest Income:  Non-interest income increased $358,000, or 35.8%, to $1.4 million for the three months ended September 30, 2012 from $1.0 million for the same period in 2011.  The increase in non-interest income resulted primarily from increases of $370,000 in gains on the sale of available-for-sale securities and $83,000 in income from mortgage banking operations, partially offset by a decrease of $143,000 in commission income.  The increase in gains on the sale of securities reflected changing market conditions and a higher volume of securities sold totaling $8.3 million during the third quarter of 2012 compared to $5.8 million during the same period of 2011.  During the third quarter, we continued to sell mortgage-backed securities whose yields were affected by faster prepayment speeds and premium amortization, as well as longer-term, taxable municipal bonds.  The increase in mortgage banking income was due to a higher volume of loan sales, as we sold $13.9 million of loans to the secondary market during the third quarter of 2012, compared to $11.1 million during the same period of 2011.  The decrease in commission income reflected changing market conditions and reduced account rollover activity during 2012.

Non-Interest Expense:  Total non-interest expense decreased $87,000 to $2.4 million for the three months ended September 30, 2012 compared to the same period of 2011.  The decrease in non-interest expense consisted mainly of decreases of $48,000 in the impairment of mortgage servicing rights and $46,000 in real estate owned expense, partially offset by an increase of $45,000 in compensation and benefits expense.  The decrease in impairment of mortgage servicing rights was due to a $48,000 impairment charge taken during the third quarter of 2011.  The decrease in real estate owned expense is mostly due to a $31,000 increase in the gains on sale of real estate owned properties.  The increase in compensation and benefits expense resulted primarily from higher expenses related to the effect of lower discount rates and the funding of benefit plans, as well as normal salary and benefit cost increases.

Income Taxes:  The provision for income taxes increased $72,000 to $418,000 during the third quarter of 2012 compared to the same period of 2011.  The increase in the income tax provision reflected an increase in taxable income.  The effective tax rate was 28.9% and 28.4% during the three months ended September 30, 2012 and 2011, respectively, reflecting the impact of tax-exempt income.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General:  Net income for the nine months ended September 30, 2012 was $2.8 million, or $1.48 per common share, basic and diluted, compared to net income of $2.5 million, or $1.33 per common share, basic and diluted, for the nine months ended September 30, 2011.  The $280,000 increase in net income was due to an increase of $689,000 in non-interest income and a decrease of $105,000 in provision for loan losses, partially offset by a decrease of $392,000 in net interest income and increases of $16,000 in non-interest expense and $106,000 in income taxes.

Interest Income:  Total interest income for the nine months ended September 30, 2012 decreased $860,000, or 8.2%, to $9.7 million from $10.6 million for the same period of 2011.  The decrease in interest income reflected a $575,000 decrease in interest income on loans, a $6,000 decrease in interest income on investment securities, and a $311,000 decrease in interest income on mortgage-backed securities, partially offset by a $32,000 increase in interest income on other interest-earning assets.

Interest income on loans decreased $575,000 to $7.5 million for the first nine months of 2012 due to a decrease in the average yield and balance of loans.  The average yield on loans decreased 28 basis points to 5.78% during the first nine months of 2012 from 6.06% during the first nine months of 2011.  The decrease in the average yield reflects lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio decreased $4.8 million to $173.3 million for the first nine months of 2012.  The decrease in the average balance of the loan portfolio was primarily due to decreases in the average balance of commercial real estate loans and home equity loans.

Interest income on investment securities decreased $6,000 to $1.5 million for the first nine months of 2012.  The decrease reflected a decrease in the average yield of investment securities to 3.44% during the first nine months of 2012 from 3.57% during the same period of 2011.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.  The decrease in the average yield of investments was partially offset by a $1.8 million increase in the average balance of the investment securities portfolio to $58.3 million during the first nine months of 2012, compared to the same period of 2011.  The increase in the average balance of investment securities was primarily due to the investment of funds from deposit growth and the lack of corresponding loan demand.

Interest income on mortgage-backed securities decreased $311,000 to $645,000 for the first nine months of 2012, compared to $956,000 for the first nine months of 2011.  The decrease reflected a 99 basis point decrease in the average yield of mortgage-backed securities to 1.92% for the first nine months of 2012, compared to 2.91% for the same period of 2011.  The average yield was impacted by higher premium amortization resulting from faster prepayments on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $268,000 to $557,000 during the first nine months of 2012, compared to $289,000 during the same period of 2011.  The decrease in interest income on mortgage-backed securities was partially offset by a $1.1 million increase in the average balance of mortgage-backed securities to $44.8 million during the first nine months of 2012.

Interest income on other interest-earning assets, which consisted of interest-earning demand and time deposit accounts and federal funds sold, increased $32,000 to $35,000 during the first nine months of 2012 primarily due to an increase in the average yield.  The average yield on other interest-earning assets increased to 0.38% during the first nine months of 2012 from 0.06% during the first nine months of 2011, primarily due to the investment in higher-yielding time deposit accounts during the fourth quarter of 2011.  The average balance of these accounts also increased $6.6 million to $12.2 million for the nine months ended September 30, 2012 compared to the same period of 2011.

Interest Expense:  Total interest expense decreased $469,000, or 20.9%, to $1.8 million for the nine months ended September 30, 2012 compared to $2.2 million for the nine months ended September 30, 2011.  The lower interest expense was primarily due to a $466,000 decrease in the cost of deposits.

Interest expense on deposits decreased $466,000 to $1.8 million for the nine months ended September 30, 2012 compared to $2.2 million for the nine months ended September 30, 2011.  The decrease in interest expense on deposits was primarily due to a 27 basis point decrease in the average rate paid to 0.99% during the first nine months of 2012 from 1.26% during the first nine months of 2011.  The decrease reflected low short-term market interest rates which continued during 2012.  The decrease in the average rate paid was partially offset by a $910,000 increase in the average balance of deposits to $236.2 million for the first nine months of 2012, compared to the same period of 2011.

Interest paid on borrowed funds ,which consisted of overnight repurchase agreements, decreased $3,000 to $11,000 for the first nine months of 2012 due to a decrease in the average cost borrowings.  The average rate paid on borrowed funds decreased to 0.26% during the first nine months of 2012 compared to 0.42% during the first nine months of 2011.  The decrease in the average cost was partially offset by an increase of $1.0 million in the average balance of borrowed funds to $5.5 million during the first nine months of 2012 compared to the same period of 2011.

Net Interest Income:  As a result of the changes in interest income and interest expense noted above, net interest income decreased by $391,000, or 4.7%, to $7.9 million for the nine months ended September 30, 2012 from $8.3 million for the nine months ended September 30, 2011.  Our interest rate spread decreased by 21 basis points to 3.50% during the first nine months of 2012 from 3.71% during the first nine months of 2011.  Our net interest margin decreased 25 basis points to 3.66% for the first nine months of 2012 from 3.91% for the first nine months of 2011.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to maintain the allowance for loan losses, after net charge-offs have been deducted, at a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30, 2012	September 30, 2011

Balance at beginning of period	$3,296,607	$2,964,285
Charge-offs:
One-to-four family residential	76,705	93,962
Commercial real estate	356,270	260,785
Home equity	80,126	9,243
Consumer	64,801	1,097
Total	577,902	365,087
Recoveries:
One-to-four family residential	25,053	-
Commercial real estate	17,716	24,842
Commercial business	13,112	155,834
Home equity	3,285	6,303
Consumer	3,871	2,872
Total	63,037	189,851
Net loan charge-offs	514,865	175,236
Additions charged to operations	370,000	475,000
Balance at end of period	$3,151,742	$3,264,049

The allowance for loan losses decreased $112,000 to $3.2 million at September 30, 2012, from $3.3 million at September 30, 2011.  The decrease was the result of net charge-offs exceeding the provision for loan losses.  The provision decreased $105,000 million to $370,000 during the first nine months of 2012, compared to $475,000 during the first nine months of 2011.  Net charge-offs increased $340,000 to $515,000 during the first nine months of 2012, compared to $175,000 during the first nine months of 2011.  The increase in charge-offs during 2012 is due to the write-off of $340,000 on one loan secured by commercial real estate that is in the process of foreclosure.  The decrease in the provision and the allowance for loan losses during 2012 reflected the lower level of nonperforming loans and watch list credits.

Non-Interest Income:  Non-interest income increased $689,000, or 23.3%, to $3.6 million for the nine months ended September 30, 2012.  The increase in non-interest income resulted primarily from increases of $788,000 in gains on the sale of available-for-sale securities and $230,000 in net income from mortgage banking operations, partially offset by increases of $391,000 in commission income.  The increase in gains on the sale of securities reflected changing market conditions and a higher volume of securities sold totaling $23.2 million during the first nine months of 2012 compared to $22.7 million during the same period of 2011.  During 2012, we sold mortgage-backed securities whose yields were affected by faster prepayment speeds and premium amortization, as well as longer-term, taxable municipal bonds.  The increase in mortgage banking income was due to a higher volume of loan sales, as we sold $37.5 million of loans to the secondary market during the first nine months of 2012, compared to $18.0 million during the same period of 2011.  The decrease in commission income reflected changing market conditions and reduced account rollover activity during 2012.

Non-Interest Expense:  Total non-interest expense increased $16,000, or 0.2%, to $7.3 million for the nine months ended September 30, 2012 from the same period of 2011.  The increase in non-interest expense was primarily due to increases of $137,000 in compensation and benefits expense and $44,000 in professional fees, partially offset by decreases of $80,000 in FDIC insurance premiums, $48,000 in the impairment of mortgage servicing rights, and $36,000 in real estate owned expense.  The increase in compensation and benefits expense resulted primarily from higher expenses related to the effect of lower discount rates and the funding of benefit plans, as well as normal salary and benefit cost increases.  The increase in professional fees is due to increased legal expenses.  The decrease in the impairment of mortgage servicing rights was due to a $48,000 impairment charge taken during the third quarter of 2011.  The decrease in real estate owned expense is primarily due to lower maintenance expenses as a result of fewer properties in foreclosure.

Income Taxes:  The provision for income taxes increased $106,000 to $1.1 million during the first nine months of 2012 compared to $977,000 during the same period of 2011.  The increase in the income tax provision reflected an increase in taxable income.  The effective tax rate was 28.0% during the nine months ended September 30, 2012 and 2011, reflecting the impact of tax exempt income.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At September 30, 2012 and December 31, 2011, cash and cash equivalents totaled $9.2 million and $11.4 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past nine months, the most significant sources of funds have been deposit growth, calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities, loan originations, and the purchase of bank-owned life insurance.

While scheduled loan repayments and proceeds from maturing investment securities and principal repayments on mortgage-backed securities are relatively predictable, deposit flows and prepayments are more influenced by interest rates, general economic conditions, and competition.  The Company attempts to price its deposits to meet asset-liability objectives and stay competitive with the local market.

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At September 30, 2012, the Company had no outstanding FHLB advances and approximately $22.3 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at September 30, 2012 and December 31, 2011 were 40.9% and 40.4%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

Commitments to fund loans	$41,044,395	$40,878,143
Standby letters of credit	407,744	400,914

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at September 30, 2012, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At September 30, 2012, the Bank’s core capital ratio was 10.70% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At September 30, 2012 and December 31, 2011, minimum requirements and the Bank’s actual ratios are as follows:

	September 30, 2012	December 31, 2011	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	10.70%	10.35%	4.00%
Tier 1 Capital to Risk-Weighted Assets	16.08%	15.42%	4.00%
Total Capital to Risk-Weighted Assets	17.33%	16.67%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2012			2011
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$177,190	$2,515	5.68%	$177,695	$2,725	6.13%
Investment securities	57,421	478	3.33%	55,783	508	3.65%
Mortgage-backed securities	46,630	187	1.60%	42,932	310	2.89%
Other	8,340	11	0.52%	4,131	1	0.03%
Total interest-earning assets	289,581	3,191	4.41%	280,541	3,544	5.05%

Non-interest earnings assets	22,448			20,332
Total assets	$312,029			$300,873

Interest-bearing liabilities:
Deposits	$235,096	$573	0.98%	$230,727	$681	1.18%
Other borrowings	6,467	4	0.25%	4,955	4	0.32%
Total interest-bearing liabilities	241,563	577	0.96%	235,682	685	1.16%

Non-interest bearing liabilities	26,559			25,896
Stockholders’ equity	43,907			39,295

Total liabilities/stockholders’ equity	$312,029			$300,873

Net interest income		$2,614			$2,859

Interest rate spread (average yield earned minus average rate paid)			3.45%			3.89%

Net interest margin (net interest income divided by average interest-earning assets)			3.61%			4.08%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2012 Compared to 2011
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(202)	$(8)	$(210)
Investment securities	(45)	15	(30)
Mortgage-backed securities	(147)	24	(123)
Other	10	1	11
Total net change in income on interest-earning assets	(384)	32	(352)

Interest-bearing liabilities:
Deposits	(120)	13	(107)
Other borrowings	(1)	1	-
Total net change in expense on interest-bearing liabilities	(121)	14	(107)

Net change in net interest income	$(263)	$18	$(245)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2012			2011
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$173,288	$7,517	5.78%	$178,130	$8,092	6.06%
Investment securities	58,322	1,504	3.44%	56,483	1,511	3.57%
Mortgage-backed securities	44,845	645	1.92%	43,759	956	2.91%
Other	12,246	35	0.38%	5,642	3	0.06%
Total interest-earning assets	288,701	9,701	4.48%	284,014	10,562	4.96%

Non-interest earnings assets	22,169			20,204
Total assets	$310,870			$304,218

Interest-bearing liabilities:
Deposits	$236,175	$1,762	0.99%	$235,265	$2,228	1.26%
Other borrowings	5,451	11	0.26%	4,425	14	0.42%
Total interest-bearing liabilities	241,626	1,773	0.98%	239,690	2,242	1.25%

Non-interest bearing liabilities	26,392			26,894
Stockholders’ equity	42,852			37,634

Total liabilities/stockholders’ equity	$310,870			$304,218

Net interest income		$7,928			$8,320

Interest rate spread (average yield earned minus average rate paid)			3.50%			3.71%

Net interest margin (net interest income divided by average interest-earning assets)			3.66%			3.91%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative nine month periods.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2012 Compared to 2011
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(358)	$(216)	$(574)
Investment securities	(55)	48	(7)
Mortgage-backed securities	(334)	23	(311)
Other	26	6	32
Total net change in income on interest-earning assets	(721)	(139)	(860)

Interest-bearing liabilities:
Deposits	(474)	8	(466)
Other borrowings	(6)	3	(3)
Total net change in expense on interest-bearing liabilities	(480)	11	(469)

Net change in net interest income	$(241)	$(150)	$(391)

JACKSONVILLE BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to the secondary market, originating adjustable rate loans, balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family loans.  Our portfolio of mortgage-backed securities also provides monthly cash flow.  The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities.  With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts.  The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies.  The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

The Company uses a comprehensive asset/liability software package provided by a third-party vendor to perform interest rate sensitivity analysis for all product categories.  The primary focus of the Company’s analysis is on the effect of interest rate increases and decreases on net interest income.  Management believes that this analysis reflects the potential effects on current earnings of interest rate changes.  Call criteria and prepayment assumptions are taken into consideration for investment securities and loans.  All of the Company’s interest sensitive assets and liabilities are analyzed by product type and repriced based upon current offering rates.  The software performs interest rate sensitivity analysis by performing rate shocks in 100 basis point increments.

The following table shows projected results at September 30, 2012 and December 31, 2011 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the twelve months following the September 30, 2012 and December 31, 2011 dates.

	Change in Net Interest Income
	(Dollars in thousands)
	September 30, 2012		December 31, 2011		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	9	0.08%	(160)	-1.36%	> (20.00)%
+ 200 basis points	74	0.63%	(84)	-0.71%	> (20.00)%
+ 100 basis points	86	0.73%	(21)	-0.18%	> (12.50)%
- 100 basis points	(346)	-2.96%	(200)	-1.70%	> (12.50)%

The table above indicates that as of September 30, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 0.63% increase in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 2.96% decrease in net interest income.  Because of the low interest rate environment, we do not believe that a 200 basis point decrease in interest rates is meaningful in showing changes in our net interest income.

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

At September 30, 2012, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.
	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan
July 1 – July 31	-	$-	-	96,547
August 1 – August 31	-	-	-	96,547
September 1 – September 30	-	-	-	96,547

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

JACKSONVILLE BANCORP, INC. Registrant

Date: 11/08/2012	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer