Form 10-K
period 2012-12-31
Jacksonville Bancorp, Inc.
filed 2013-03-15
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by the Nasdaq Capital Market, was approximately $32.5 million.

As of March 1, 2013, there were issued and outstanding 1,910,758 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).
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

The Company’s only significant asset is our investment in Jacksonville Savings Bank.  At December 31, 2012, Jacksonville Bancorp, Inc. had consolidated assets of $321.4 million, total deposits of $258.5 million, and stockholders’ equity of $44.1 million.

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

The economy of our market area consists primarily of agriculture and related businesses, light industry and state and local government.  The largest employers in our market area are Reynolds Consumer Products, Passavant Area Hospital, and the State of Illinois.  During 2008 and continuing into 2012, the local economy experienced a downturn, although not as severe as the nationwide recession. As of December 2012, unemployment rates in our market area were: 8.2% in Cass County, 8.8% in Macoupin County, 11.6% in Montgomery County and 9.1% in Morgan County. This compared with unemployment rates of 8.7% in Illinois and 7.8% in the United States as a whole.  While increased layoffs have resulted in higher unemployment levels, we have not seen a significant impact on our business.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits historically has come from commercial banks, other savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future.  We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Morgan, Macoupin and Montgomery counties, Illinois.  As of June 30, 2012, our FDIC-insured deposit market share in the counties we serve (out of 30 bank and thrift institutions with offices in Morgan, Macoupin and Montgomery Counties, Illinois) was 10.7%. Such data does not reflect deposits held by credit unions.

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

Lending Activities

General.  Historically, our principal lending activity has been the origination of mortgage loans secured by one- to four-family residential properties in our local market area.  Over the past several years, we have increased our emphasis on originating loans secured by commercial and agricultural real estate. We also originate commercial and agricultural business loans secured by collateral other than real estate as well as unsecured commercial and agricultural business loans.  We also originate home equity and consumer loans. At December 31, 2012, our loans receivable totaled $177.1 million, of which $41.4 million, or 23.8%, consisted of one- to four-family residential mortgage loans.  One- to four-family residential mortgage loans increased $1.9 million, or 4.8%, during 2012.  The remainder of our loans receivable at December 31, 2012 consisted of commercial real estate loans totaling $31.0 million, or 17.8% of net loans, agricultural real estate loans totaling $37.4 million, or 21.5% of net loans, home equity loans totaling $12.7 million, or 7.4% of net loans, commercial business loans totaling $29.0 million, or 16.7% of net loans, agricultural business loans totaling $11.0 million, or 6.3% of net loans, and consumer loans totaling $14.6 million, or 8.4% of net loans.

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

We originate fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years.  We sell a significant portion of our one- to four-family fixed-rate residential mortgage loan originations directly to the secondary market.  During the years ended December 31, 2012 and 2011, we sold $52.7 million and $32.2 million of fixed-rate residential mortgage loans, respectively.  Loans are generally sold without recourse and with servicing retained.

At December 31, 2012, we were servicing $148.3 million in loans for which we received servicing income of $361,000 for the year ended December 31, 2012. Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned as loan servicing fees in non-interest income.  The amortization of mortgage servicing rights is netted from the gains on sale of loans, both cash gains as well as the capitalized gains, and is included in mortgage banking operations, net, in non-interest income.

Loan Portfolio Composition. Set forth below are selected data relating to the composition of our loan portfolio, by type of loan as of the dates indicated, excluding loans held for sale of $712,000, $447,000, $280,000, $814,000 and $1.4 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$41,386	23.8%	$39,472	23.1%	$37,227	21.1%	$38,581	22.2%	$46,807	25.6%
Commercial (2)	30,973	17.8	40,170	23.5	45,362	25.7	34,774	20.0	37,712	20.6
Agricultural	37,392	21.5	29,971	17.5	28,164	16.0	26,220	15.1	23,322	12.8
Home equity (3)	12,734	7.4	16,043	9.4	19,526	11.1	28,119	16.2	30,002	16.4
Total real estate loans	122,485	70.5	125,656	73.5	130,279	73.9	127,694	73.5	137,843	75.4

Commercial business loans	29,046	16.7	23,198	13.6	22,810	12.9	25,548	14.7	26,320	14.4
Agricultural business loans	10,983	6.3	9,591	5.6	8,176	4.6	8,845	5.1	9,036	4.9
Consumer loans	14,572	8.4	15,756	9.2	18,190	10.3	13,955	8.0	11,792	6.4
Total loans receivable	177,086	101.9	174,201	101.9	179,455	101.7	176,042	101.3	184,991	101.1

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	(6)	—	39	—	49	—	69	—	109	—
Allowance for loan losses	3,339	1.9	3,297	1.9	2,964	1.7	2,290	1.3	1,934	1.1
Total loans receivable, net	$173,753	100.0%	$170,865	100.0%	$176,442	100.0%	$173,683	100.0%	$182,948	100.0%

(1)	Includes one- to four-family real estate construction loans of $1.9 million, $686,000, $503,000, $54,000 and $596,000 for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(2)	Includes commercial real estate construction loans of $495,000, $0, $2.1 million, $4.2 million and $2.5 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(3)	Includes real estate construction loans of $40,000, $0, $453,000, $3.6 million and $1.1 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

One- to Four-Family Mortgage Loans.  Historically our primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in our market area.  We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  We generally limit our one- to four-family loan originations to the financing of loans secured by properties located within our market area.  At December 31, 2012, $41.4 million, or 23.8% of our net loan portfolio, was invested in mortgage loans secured by one- to four-family residences.

Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is currently $417,000 for single-family homes. At December 31, 2012, we had no one- to four-family residential mortgage loans with principal balances in excess of $417,000, commonly referred to as jumbo loans.

We originate for resale to the secondary market fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more.  Our fixed-rate mortgage loans amortize monthly with principal and interest due each month.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  We offer fixed-rate one- to four-family residential mortgage loans with terms of up to 30 years without prepayment penalty.

We currently offer adjustable-rate mortgage loans for terms ranging up to 30 years.  We generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination.  Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan.  In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on our net interest income.  In the low interest rate environment that has existed over the past few years, our adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of our loan portfolio.  We have used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years.  Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $7.8 million, or 18.9% of our total one- to four-family residential real estate loans receivable at December 31, 2012.  The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products.  During 2012, we originated $52.3 million of fixed-rate residential mortgage loans which were all sold in the secondary mortgage market and $16.2 million of adjustable-rate mortgage and balloon loans (typically with a three or five year balloon feature) which were held in our portfolio.

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

Commercial Real Estate Loans.  We originate and purchase commercial real estate loans.  At December 31, 2012, $31.0 million, or 17.8%, of our net loan portfolio consisted of commercial real estate loans.  During 2012, loan originations secured by commercial real estate totaled $2.8 million as compared to $7.4 million in 2011. Our commercial real estate loans are secured primarily by improved properties such as multi-family residential properties, retail facilities and office buildings, restaurants, and other non-residential buildings.  At December 31, 2012, our commercial real estate loan portfolio included $1.0 million in loans secured by multi-family residential properties, $4.9 million in loans secured by restaurants, and $25.1 million in loans secured by other commercial properties.  The maximum loan-to-value ratio for commercial real estate loans we originate is generally 80%. Our commercial real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the prime rate and generally have a specified floor. Many of our fixed-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We have $4.5 million of interest only commercial real estate loans. We purchase from time to time commercial real estate loan participations primarily from outside our market area where we are not the lead lender. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2012, commercial real estate loan participations totaled $4.8 million, or 15.6% of the commercial real estate loan portfolio including loan participations outside of our market area which totaled $2.2 million, or 7.2% of the commercial real estate loan portfolio. At December 31, 2012, we had one loan participation in the amount of $201,000 delinquent 60 days or more.

At December 31, 2012, our largest commercial real estate loan was secured by a funeral home with a principal balance of $1.5 million and was performing in accordance with its terms. At December 31, 2012, our largest commercial real estate loan participation was secured by a country club with a principal balance of $1.1 million and was performing in accordance with its terms.

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

Agricultural Real Estate Loans.  We originate and purchase agricultural real estate loans.  At December 31, 2012, $37.4 million, or 21.5% of our net loan portfolio, consisted of agricultural real estate loans.  During 2012, loan originations secured by agricultural real estate totaled $11.5 million, as compared to $15.5 million in 2011. In 2011, agricultural real estate loan originations were greater than our historical levels. The increase in originations was due to greater demand in our market area whereby we could make more loans to borrowers who were already known to us. The maximum loan-to-value ratio for agricultural real estate loans we originate is generally 80%. Our agricultural real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years, or five-years and generally have a specified floor. Many of our fixed-rate agricultural real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We purchase from time to time agricultural real estate loan participations primarily from other local institutions within our market area. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2012, agricultural real estate loan participations totaled $4.6 million, or 12.2% of the agricultural real estate loan portfolio. At December 31, 2012, we had no agricultural real estate loan participations delinquent 60 days or more. At December 31, 2012, our largest agricultural real estate loan was secured by farmland, had a principal balance of $2.3 million and was performing in accordance with its terms.

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

Loans secured by agricultural real estate generally involve a greater degree of credit risk and carry larger loan balances than one- to four-family residential mortgage loans.  This increased credit risk is a result of several factors, including the effects of general economic and market conditions on farm operations and the successful operation or management of the properties securing the loans.  The repayment of loans secured by agricultural estate is typically dependent upon the successful operation of the farm and real estate property.  If the cash flow is reduced, the borrower’s ability to repay the loan may be impaired.

Home Equity Loans. At December 31, 2012, home equity loans totaled $12.7 million, or 7.4%, of our net loan portfolio. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence.  The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities.  Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions.  Such loans may be fully amortized over the life of the loan or have a balloon feature.  Generally, the maximum term for home equity loans is 10 years.

Our underwriting standards for home equity loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.  At December 31, 2012, home equity loans 90 days or more delinquent totaled $137,000, or 1.07% of total home equity loans.  The largest delinquent loan in this category at December 31, 2012 had a principal balance of $68,000 and was secured by a second lien on a residential mortgage.  No assurance can be given, however, that our delinquency rate or loss experience on home equity loans will not increase in the future.

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

Commercial Business Loans.  We originate commercial business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured.  We also purchase participations of commercial business loans from other lenders, which may be made to borrowers outside our market area. Commercial business loans totaled $29.0 million, or 16.7% of our net loan portfolio at December 31, 2012. At December 31, 2012, commercial business loan participations totaled $2.3 million, or 7.8% of the commercial business loan portfolio.  Of this amount, commercial business loan participations outside of our market area represented $1.3 million, or 4.3% of the commercial business loan portfolio.  Commercial business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years and various terms of maturity generally from three years to five years.  On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established.  Commercial business may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We generally obtain personal guarantees from the borrower or a third party as a condition to originating  business loans.  During the year ended December 31, 2012, we originated $20.9 million in commercial business loans.  At that date, our largest commercial business loan was a $5.0 million line of credit.  This loan was performing in accordance with its terms at December 31, 2012.

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

Agricultural Business Loans.  We originate agricultural business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. Agricultural business loans totaled $11.0 million, or 6.3% of our net loan portfolio at December 31, 2012. Agricultural business loans are generally secured by equipment and blanket security agreements on all farm assets.  These loans are generally offered with fixed rates with terms up to five years.  Agricultural business loans generally bear lower interest rates than residential loans due to competitive market pressures.  While the repayment of our agricultural business loans is generally dependent on the successful operation of the farm operation, we have experienced a good history of low default rates.  We generally obtain personal guarantees from the borrower as a condition to originating agricultural business loans.  During the year ended December 31, 2012, we originated $12.1 million in agricultural business loans.  At December 31, 2012, our largest agricultural business loan was a line of credit of $650,000 with a principal balance of $241,000.  This loan was performing in accordance with its terms at December 31, 2012.

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

Consumer Loans. As of December 31, 2012, consumer loans totaled $14.6 million, or 8.4%, of our net loan portfolio.  The principal types of consumer loans we offer are automobile loans, loans secured by deposit accounts, unsecured loans and mobile home loans.  We generally offer consumer loans on a fixed-rate basis.

At December 31, 2012, consumer loans secured by automobiles totaled $5.8 million, or 3.3% of our net loan portfolio.  We offer automobile loans with maturities of up to 60 months for new automobiles.  Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile.  We generally originate automobile loans with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although in the case of a new car loan the loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.  Consumer loans 90 days or more delinquent at December 31, 2012 totaled $34,000, or 0.23% of total consumer loans.  No assurance can be given, however, that our delinquency rate or loss experience on consumer loans will not increase in the future.

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

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Commercial Real Estate		Agricultural Real Estate		Home Equity
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2013	$9,061	6.04%	$10,516	5.53%	$1,001	5.68%	$1,851	6.94%
2014	3,792	6.86	2,192	6.34	287	5.88	1,779	7.02
2015	4,613	6.33	5,883	5.27	74	5.13	1,690	6.72
2016 to 2017	2,432	6.56	1,140	5.54	365	6.30	3,052	6.69
2018 to 2022	2,785	5.92	3,629	5.49	967	5.14	3,657	6.35
2023 to 2027	5,728	5.19	2,331	5.86	2,828	5.38	400	6.77
2028 and beyond	12,975	5.62	5,282	5.55	31,870	4.65	305	6.46

Total	$41,386	5.92%	$30,973	5.56%	$37,392	4.77%	$12,734	6.68%

	Commercial Business		Agricultural Business		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2013	$9,364	4.82%	$9,112	4.83%	$2,139	7.05%	$43,044	5.30%
2014	1,928	5.90	308	4.92	2,031	7.55	12,317	6.66
2015	7,388	3.86	309	5.80	2,809	7.99	22,776	5.48
2016 to 2017	4,062	5.40	769	5.43	3,556	6.65	15,376	6.16
2018 to 2022	3,355	5.74	454	4.95	631	7.14	15,478	5.86
2023 to 2027	2,519	3.62	21	6.25	1,223	8.20	15,050	5.36
2028 and beyond	430	7.05	—	—	2,183	8.89	53,045	5.18

Total	$29,046	4.76%	$10,983	4.23%	$14,572	7.58%	$177,086	5.51%

The following table sets forth at December 31, 2012, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2013.  At December 31, 2012, fixed-rate loans include $12.0 million in fixed-rate balloon payment loans with original maturities of five years or less.  The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2013, was $58.9 million and $75.1 million, respectively.

	Due after December 31, 2013
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$19,148	$13,177	$32,325
Commercial	9,201	11,256	20,457
Agricultural	537	35,854	36,391
Home equity/home improvement	5,895	4,988	10,883
Commercial business loans	10,255	9,427	19,682
Agricultural business loans	1,850	21	1,871
Consumer	12,015	418	12,433
Total loans	$58,901	$75,141	$134,042

Loan Origination, Solicitation and Processing.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, builders, attorneys and walk-in customers.  Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by us.  A loan application file is first reviewed by a loan officer in our loan department who checks applications for accuracy and completeness, and verifies the information provided.  The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval.  The board of directors has established individual lending authorities for each loan officer by loan type.  Loans over an individual officer’s lending limits must be approved by the officers’ loan committee consisting of the chairman of the board, president, chief lending officer and all lending officers, which meets three times a week, and has lending authority up to $500,000 depending on the type of loan.  Loans to borrowers with an aggregate principal balance over this limit, up to $1.0 million, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, chief lending officer and at least two outside directors, plus all lending officers as non-voting members.  The board of directors approves all loans to borrowers with an aggregate principal balance over $1.0 million.  The board of directors ratifies all loans we originate.  Once the loan is approved, the applicant is informed and a closing date is scheduled.  We typically fund loan commitments within 30 days.

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands)

Total loans receivable at beginning of year	$174,201	$179,455	$176,042	$184,991	$177,662
Originations:
Real estate loans:
One- to four-family residential	68,471	44,583	54,052	72,109	38,717
Commercial	2,823	7,435	18,388	2,741	15,358
Agricultural	11,480	15,482	7,112	6,422	7,680
Home equity	3,243	4,081	5,073	11,698	20,133
Commercial business loans	20,920	14,326	11,692	12,714	17,031
Agricultural business loans	12,091	15,500	14,929	14,581	13,996
Consumer loans	8,375	10,833	16,355	11,223	9,260
Total originations	127,403	112,240	127,601	131,488	122,175
Participation loans purchased	6,093	3,227	4,328	2,113	11,569
Transfer of mortgage loans to foreclosed real estate owned	262	461	670	308	667
Repayments	77,672	88,033	80,471	75,542	95,671
Loan sales to secondary market	52,677	32,227	47,375	66,700	30,077
Total loans receivable at end of year	$177,086	$174,201	$179,455	$176,042	$184,991

Loan Origination and Other Fees.  In addition to interest earned on loans, we may charge loan origination fees.  Our ability to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in our market area.  To the extent that loans are originated or acquired for our portfolio, accounting standards require that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  Fees deferred are recognized into income immediately upon the sale of the related loan.  At December 31, 2012, we had $154,000 of deferred loan fees.  Loan origination fees are a volatile source of income.  Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, we also receive other fees that consist primarily of extension fees and late charges.  We recognized fees of $103,000, $109,000 and $93,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Loan Concentrations. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the Bank’s total capital, as defined by regulation.  At December 31, 2012, our loans-to-one borrower limit was $9.2 million.  At December 31, 2012 we had no lending relationships in excess of our loans-to-one borrower limitation.  At December 31, 2012, we had 23 borrowers in excess of $1.0 million totaling in the aggregate $59.6 million or 33.7% of our total loan portfolio.

Delinquencies and Classified Assets

Our collection procedures provide that when a mortgage loan is either ten days (in the case of adjustable-rate mortgage and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment and assessing a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. We also send a 30 day notice pursuant to Illinois law if a borrower’s primary residence is the collateral at issue.  When a loan continues in a delinquent status for 60 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.  Consumer loans receive a ten-day grace period before a late charge is assessed.  Collection efforts begin after the grace period expires.  At December 31, 2012, 2011 and 2010, the percentage of non-performing loans to total loans receivable were 1.25%, 1.38% and 1.75%, respectively. At December 31, 2012, 2011 and 2010, the percentage of non-performing assets to total assets was 0.73%, 0.92% and 1.19%, respectively.

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

Management monitors all past due loans and non-performing assets.  Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off.  At December 31, 2012, we had no loans 90 days or more delinquent that were still accruing interest. Non-performing assets decreased by $485,000 to $2.3 million at December 31, 2012 as compared to $2.8 million at December 31, 2011.  The decrease in the level of non-performing assets primarily reflected decrease of $187,000 in non-performing loans and $298,000 in foreclosed assets.

Management believes the volume of non-performing assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief lending officer and collections and loan review departments which monitor the loan portfolio and seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.  When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses.  Any further write-down of real estate owned is charged against earnings.  At December 31, 2012, we owned $137,000 of property classified as real estate owned.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At December 31, 2012, 2011, 2010, 2009 and 2008, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $2.2 million, $2.0 million, $1.2 million, $1.3 million and $435,000, respectively.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,203	$1,298	$1,019	$484	$445
Commercial	560	362	1,360	230	186
Agricultural	—	—	—	—	—
Home equity	277	423	566	407	318
Commercial business loans	52	67	84	416	48
Agricultural business loans	—	—	—	—	—
Consumer loans	122	251	106	60	8

Total non-accrual loans	2,214	2,401	3,135	1,597	1,005

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	349	163
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	—	8	23

Total loans delinquent 90 days or greater and still accruing	—	—	—	357	186

Total non-performing loans	2,214	2,401	3,135	1,954	1,191

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	—	49	207	324	565
Commercial	137	416	253	59	204
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	—	—	9

Total other real estate owned and foreclosed assets	137	435	460	383	778

Total non-performing assets	$2,351	$2,836	$3,595	$2,337	$1,969

Ratios:
Non-performing loans to total loans	1.25%	1.38%	1.75%	1.11%	0.64%
Non-performing assets to total assets	0.73%	0.92%	1.19%	0.81%	0.68%

For the year ended December 31, 2012, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original terms was $194,000.  We did not recognize any interest income on such loans for the year ended December 31, 2012.

At December 31, 2012, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

At December 31, 2012
Real estate loans:
One- to four-family residential	5	$213	15	$985	20	$1,198
Commercial	—	—	4	280	4	280
Agricultural	—	—	—	—	—	—
Home equity	4	71	6	136	10	207
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	2	64	4	34	6	98

Total loans	11	$348	29	$1,435	40	$1,783

At December 31, 2011
Real estate loans:
One- to four-family residential	4	$162	12	$1,021	16	$1,183
Commercial	—	—	2	49	2	49
Agricultural	—	—	—	—	—	—
Home equity	5	50	11	197	16	247
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	4	126	3	37	7	163

Total loans	13	$338	28	$1,304	41	$1,642

At December 31, 2010
Real estate loans:
One- to four-family residential	4	$162	15	$847	19	$1,009
Commercial	2	146	2	521	4	667
Agricultural	—	—	—	—	—	—
Home equity	2	10	9	275	11	285
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	6	77	4	9	10	86

Total loans	14	$395	30	$1,652	44	$2,047

At December 31, 2009
Real estate loans:
One- to four-family residential	6	$214	12	$744	18	$958
Commercial	2	543	1	20	3	563
Agricultural	—	—	1	132	1	132
Home equity	3	42	10	194	13	236
Commercial business loans	1	14	2	84	3	98
Agricultural business loans	—	—	—	—	—	—
Consumer loans	6	8	9	35	15	43

Total loans	18	$821	35	$1,209	53	$2,030

At December 31, 2008
Real estate loans:
One- to four-family residential	4	$436	15	$695	19	$1,131
Commercial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Home equity	7	102	9	188	16	290
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	14	54	12	24	26	78

Total loans	25	$592	36	$907	61	$1,499

Classified Assets.  Federal and state regulations require that each insured savings institution classify its assets on a regular basis.  In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three categories for classified assets:  “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America.  Assets classified “loss” must be either completely written off or supported by a 100% specific reserve.  We also maintain a category designated “special mention” which is established and maintained for assets not considered classified but having potential weaknesses or risk characteristics that could result in future problems.  An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification.  As part of the periodic exams of Jacksonville Savings Bank by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation, the staff of such agencies reviews our classifications and determine whether such classifications are adequate.  Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management.  At December 31, 2012, our classified assets totaled $5.9 million, all of which were classified as substandard.

The total amount of classified and special mention assets decreased $2.1 million, or 21.4%, to $7.8 million at December 31, 2012 from $9.9 million at December 31, 2011.  The decrease in classified and special mention assets during 2012 was primarily due to decreases of $1.5 million in special mention loans and $654,000 in substandard loans.  The decrease in special mention loans reflects $903,000 in loans that were upgraded to a pass rating, $592,000 in loans that were downgraded to a substandard rating, and $120,000 in principal reductions on the special mention loans, partially offset by $386,000 in additional loans rated as special mention during 2012.  The $654,000 decrease in substandard loans was primarily related to $1.2 million in principal reductions, $406,000 in write-offs, and $236,000 in loans upgraded to a pass rating, partially offset by $592,000 in loans downgraded from special mention and $710,000 of additional loans rated as substandard during 2012.

The following table shows the principal amount of special mention and classified loans at December 31, 2012 and December 31, 2011.

	12/31/12	12/31/11
	(In Thousands)
Special Mention loans	$1,847	$3,311
Substandard loans	5,945	6,599
Total Special Mention and Substandard loans	$7,792	$9,910

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

The allowance for loan losses increased $43,000, or 1.3%, to $3.3 million at December 31, 2012 from $3.3 million at December 31, 2011. The increase in the allowance was the result of the provision for loan losses exceeding net charge-offs.  Net charge-offs increased $155,000 to $447,000 during 2012 from $292,000 during 2011.

Non-performing assets decreased $485,000 to $2.3 million at December 31, 2012, compared to $2.8 million at December 31, 2011.  The decrease in non-performing assets was due to decreases of $187,000 in non-performing loans and $298,000 in foreclosed assets held at December 31, 2012 as compared to at December 31, 2011.  The allowance for loan losses to non-performing loans increased to 150.85% at December 31, 2012 as compared to 137.33% at December 31, 2011.  This increase was due to both the growth in the allowance for loan losses and the decrease in non-performing loans during 2012.

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Balance at beginning of year	$3,297	$2,964	$2,290	$1,934	$1,766

Charge-offs:
One- to four-family residential	82	130	99	147	149
Commercial real estate	357	306	787	112	—
Agricultural real estate	—	—	—	—	—
Home equity	80	25	88	58	46
Commercial business	—	—	144	1,883	—
Agricultural business	—	—	—	—	—
Consumer	67	25	11	43	11
Total charge-offs	586	486	1,129	2,243	206

Recoveries:
One- to four-family residential	27	—	21	1	14
Commercial real estate	89	25	25	4	15
Agricultural real estate	—	—	—	—	—
Home equity	14	7	13	4	4
Commercial business	3	156	6	—	16
Agricultural business	—	—	—	—	—
Consumer	6	6	13	15	15
Total recoveries	139	194	78	24	64

Net loans charge-offs	447	292	1,051	2,219	142
Additions charged to operations	490	625	1,725	2,575	310

Balance at end of year	$3,339	$3,297	$2,964	$2,290	$1,934

Total loans outstanding	$177,086	$174,201	$179,455	$176,042	$184,991
Average net loans outstanding	$173,600	$177,597	$177,840	$182,813	$177,963

Allowance for loan losses as a percentage of total loans at end of year	1.89%	1.89%	1.65%	1.29%	1.05%
Net loans charged off as a percent of average net loans outstanding	0.26%	0.16%	0.59%	1.21%	0.08%
Allowance for loan losses to non-performing loans	150.85%	137.33%	94.56%	117.20%	162.47%
Allowance for loan losses to total non-performing assets at end of year	142.05%	116.24%	82.46%	97.99%	98.22%

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

	At December 31,
	2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$741	23.4%	$697	22.7%	$561	20.7%
Commercial real estate	829	17.5	1,108	23.1	1,194	25.3
Agricultural real estate	150	21.1	115	17.2	93	15.7
Home equity	329	7.2	309	9.2	300	10.9
Commercial business	934	16.4	712	13.3	473	12.7
Agricultural business	44	6.2	59	5.5	58	4.6
Consumer	151	8.2	138	9.0	164	10.1
Unallocated	161	—	159	—	121	—
Total	$3,339	100%	$3,297	100%	$2,964	100%

	At December 31,
	2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$392	21.9%	$510	25.3%
Commercial real estate	739	19.8	520	20.4
Agricultural real estate	73	14.9	29	12.6
Home equity	249	16.0	301	16.2
Commercial business	632	14.5	288	14.2
Agricultural business	21	5.0	16	4.9
Consumer	88	7.9	85	6.4
Unallocated	96	—	185	—
Total	$2,290	100%	1,934	100%

Investment Activities

General. The asset/liability management committee, consisting of our Chairman of the Board, President, Senior Vice President and Investment Officer, Vice President of Operations, Chief Financial Officer, and three outside directors from the board, has primary responsibility for establishing our investment policy and overseeing its implementation, subject to oversight by our entire board of directors.  Authority to make investments under approved guidelines is delegated to the Senior Vice President and Investment Officer. The committee meets at least quarterly.  All investment transactions are reported to the board of directors for ratification quarterly.

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

The portfolio consists primarily of mortgage-backed securities, municipal bonds and U.S. government and agency securities all of which are classified as available for sale. Mortgage-backed securities totaled $52.0 million at December 31, 2012.  General obligation municipal bonds, most of which have been issued within the States of Illinois, Texas, and Missouri totaled $53.1 million at December 31, 2012. Our portfolio of U.S. Government and agency securities totaled $10.3 million at December 31, 2012.  We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities.  During the year ended December 31, 2012, we had no investment securities that were deemed to be other than temporarily impaired.

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

Mortgage-Backed Securities.  We invest in mortgage-backed securities insured or guaranteed by the United States Government or government sponsored enterprises.  These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $50.9 million, $39.5 million and $42.0 million at December 31, 2012, 2011 and 2010, respectively.  The fair value of our mortgage-backed securities portfolio was $52.0 million, $40.4 million and $42.0 million at December 31, 2012, 2011 and 2010, respectively, and the weighted average rate as of December 31, 2012, 2011 and 2010 was 2.54%, 3.29% and 3.46%, respectively. At December 31, 2012, $47.7 million of the mortgage-backed securities in the investment portfolio had fixed rates of interest and $4.3 million had variable rates of interest.

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

Municipal Bonds. At December 31, 2012, we held municipal bonds with a fair value of $53.1 million. All of our municipal bonds are general obligation bonds with full taxing authority and ratings (when available) of A or above. Nearly all of our municipal bonds are issued by local municipalities or school districts located in Illinois, Texas, or Missouri.

U.S. Government and Agency Securities.  At December 31, 2012, we held U.S. Government and agency securities with a fair value of $10.3 million. These securities have an average expected life of 2.6 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include Federal Home Loan Bank of Chicago stock of $1.1 million. All of such securities were classified as available for sale.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Mortgage-backed securities:
Fannie Mae	$25,565	$26,245	$19,512	$19,917	$14,908	$14,694
Freddie Mac	11,067	11,264	7,058	7,263	7,380	7,396
Ginnie Mae	14,285	14,447	12,909	13,184	19,691	19,905
Total mortgage-backed securities	50,917	51,956	39,479	40,364	41,979	41,995
U.S. government and agencies	10,091	10,329	14,132	14,336	12,531	12,549
Municipal bonds	49,991	53,103	44,962	47,922	40,585	40,323

Total	$110,999	$115,388	$98,573	$102,622	$95,095	$94,867

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of such securities were classified as available for sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)

Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$592	2.30%	$24,973	2.58%	$25,565	$26,545	2.57%
FreddieMac	—	—	—	—	593	2.68	10,474	2.34	11,067	11,264	2.36
Ginnie Mae	—	—	—	—	—	—	14,285	2.64	14,285	14,447	2.64
Total mortgage-backed securities	—	—	—	—	1,185	2.49	49,732	2.55	50,917	51,956	2.54
U.S. government and agencies	—	—	4,017	2.05	5,014	1.97	1,060	1.97	10,091	10,329	2.00
Municipal bonds(1)	102	2.84	6,934	2.88	20,378	3.34	22,577	3.62	49,991	53,103	3.40

Total	$102	2.84%	$10,951	2.58%	$26,577	3.04%	$73,369	2.87%	$110,999	$115,388	2.88%

(1)
We used an assumed 34% tax rate in computing tax equivalent adjustments. The tax equivalent yield of municipal bonds was 4.30% for maturities of one year or less, 4.36% for maturities of more than one year through five years, 5.05% for maturities for more than five years through ten years, 5.49% for maturities of more than 10 years and 5.15% for the total municipal bonds securities portfolio at December 31, 2012. The tax equivalent adjustments to interest income of municipal bonds was $1,000 for maturities of one year or less, $103,000 for maturities of more than one year through five years, $350,000 for maturities for more than five years through ten years, $421,000 for maturities of more than 10 years and $876,000 for the total municipal bonds securities portfolio for the year ended December 31, 2012.

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

Deposits.  We attract consumer and commercial deposits principally from within our market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market accounts, term certificate accounts and individual retirement accounts.  We will accept deposits, including transaction accounts and time deposits, of $100,000 or more and may offer negotiated interest rates on such deposits.  At December 31, 2012, we had deposits of $100,000 or more from public entities that totaled $14.2 million.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate.  We do not obtain funds through brokers, nor do we solicit funds outside our market area.  Over the past three years, the composition of our deposits comprised of lower-cost core deposits has increased while higher-cost time deposits have decreased.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2012			2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Deposit type:
Non-interest bearing checking	$23,671	9.2	—%	$21,822	8.5%	—%	$21,769	8.5%	—%
Interest-bearing checking	34,810	13.4	0.19%	35,150	13.7	0.25%	31,164	12.2	0.32%
Savings accounts	31,791	12.3	0.38%	29,057	11.4	0.46%	26,686	10.4	0.66%
Money market deposits	7,582	2.9	0.29%	6,182	2.4	0.47%	5,431	2.1	0.79%
Money market savings	29,848	11.5	0.43%	27,508	10.7	0.63%	27,058	10.5	0.95%
Certificates of deposit	131,527	50.7	1.48%	136,353	53.3	1.79%	144,362	56.3	2.33%

Total deposits	$259,229	100.00%	0.88%	$256,072	100.00%	1.12%	$256,470	100.00%	1.54%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2012	2011	2010
	(In Thousands)

Interest Rate:
Less than 2.00%	$92,670	$97,348	$99,136
2.00% to 2.99%	17,680	18,296	21,161
3.00% to 3.99%	11,793	13,508	19,486
4.00% to 4.99%	307	1,214	2,858
5.00% to 5.99%	415	951	2,638

Total	$122,865	$131,317	$145,279

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our certificates of deposit at December 31, 2012.

	At December 31, 2012
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in Thousands)

Interest Rate Range:
Less than 2.00%	$62,633	$19,430	$3,424	$7,183	$92,670	75.4%
2.00% to 2.99%	1,800	765	6,748	8,367	17,680	14.4
3.00% to 3.99%	951	4,388	6,454	—	11,793	9.6
4.00% to 4.99%	307	—	—	—	307	0.3
5.00% to 5.99%	415	—	—	—	415	0.3

Total	$66,106	$24,583	$16,626	$15,550	$122,865	100.0%

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $49.8 million, of which $7.6 million were deposits from public entities.  The following table sets forth the maturity of those certificates as of December 31, 2012.

At December 31, 2012
(In Thousands)

Three months or less	$9,231
Over three months through six months	8,186
Over six months through one year	8,043
Over one year to three years	17,857
Over three years	6,473

Total	$49,790

Borrowings. Deposits are our primary source of funds for lending and investment activities.  If the need arises, we may rely upon advances from the Federal Home Loan Bank to supplement our supply of available funds and to fund deposit withdrawals.  We typically secure advances from the Federal Home Loan Bank with one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities.  The Federal Home Loan Bank functions as a central reserve bank providing credit for us and other member savings associations and financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At December 31, 2012, we had $700,000 in Federal Home Loan Bank advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts.  We may be required to provide additional collateral based on the fair value of the underlying securities.

Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and funds borrowed under repurchase agreements.  At December 31, 2012, we had access to Federal Home Loan Bank advances of up to $22.3 million.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance at end of period	$700	$—	$—
Average balance during period	$3	$159	$—
Maximum outstanding at any month end	$700	$1,000	$—
Weighted average interest rate at end of period	0.30%	—%	—%
Average interest rate during period	0.30%	0.30%	—%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance at end of period	$12,041	$6,518	$4,018
Average balance during period	$6,367	$4,408	$2,847
Maximum outstanding at any month end	$23,464	$6,518	$4,018
Weighted average interest rate at end of period	0.09%	0.14%	0.46%
Average interest rate during period	0.23%	0.37%	0.39%

Trust Services

We operate a full-service trust department which is primarily engaged in asset management.  Investment securities and farm real estate comprise most of the $110 million of assets administered in 110 accounts as of December 31, 2012.  We also provide institutional trust services for regional bond issuers.  Trust fees collected in 2012 and 2011 totaled $290,000 and $237,000, respectively.  The increase in fees was due to a growth in assets under management during 2012.

Subsidiary Activities

Jacksonville Savings Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation.  Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts.  In addition, Financial Resources is engaged in the business of originating commercial business loans and commercial real estate loans.  For the years ended December 31, 2012 and 2011, Financial Resources had gross revenues of $1.1 million and $1.5 million, respectively.

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

Under Illinois law, a savings bank may make both secured and unsecured loans.  However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Illinois Department of Financial and Professional Regulation.  With the prior written consent of the Illinois Department of Financial and Professional Regulation, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital.  The investment authority of state chartered banks is also constrained by federal law, as is explained later.  The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital.  At December 31, 2012, Jacksonville Savings Bank did not have any loans-to-one borrower which exceeded these limitations.

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

Investment Activities.  Under federal law, all state-chartered banks and savings banks, and their subsidiaries, are generally limited to activities as principal and equity investments of the type and in the amount authorized are national banks.  There are certain exceptions..  For example, the Federal Deposit Insurance Corporation is authorized to permit institutions to engage in state-authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the deposit insurance fund.  Federal law and Federal Deposit Insurance Corporation regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

Qualified Thrift Lender Test.  In order for Jacksonville Bancorp, Inc. to be regulated as a savings and loan holding company (rather than as a bank holding company) by the Federal Reserve Board, Jacksonville Savings Bank must qualify as a “qualified thrift lender” under federal law or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test (“QTL Test”), an institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) goodwill and other intangible assets; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period.  Jacksonville Savings Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test.  The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law.

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

The Federal Deposit Insurance Corporation also requires that savings banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset.  The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement.  The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses.  Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.  At December 31, 2012, Jacksonville Savings Bank exceeded its applicable capital requirements.

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements.  The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, the agencies have recently indicated that, due to the volume of public comments received, the final rule has been delayed past January 1, 2013.

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

At December 31, 2012, Jacksonville Savings Bank is “well capitalized” under the prompt corrective action rules.  The referenced proposed rules would increase prompt corrective action categories accordingly.

Insurance of Deposit Accounts.  Jacksonville Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  Deposit accounts in Jacksonville Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, pursuant to the Dodd-Frank Act, certain non-interest-bearing transaction accounts were fully insured, regardless of the dollar amount, until December 31, 2012.

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

In 2009, the Federal Deposit Insurance Corporation, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The estimated assessments were based on assumptions established by the Federal Deposit Insurance Corporation, including an assumed 5% annual growth rate and certain assumed assessment rate increases.  That pre-payment, which was due on December 30, 2009, amounted to $1.4 million for Jacksonville Savings Bank.  The pre-payment was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense as incurred.  We still have balance of $677,000 as of December 31, 2012.  Any unused prepaid assessments would be returned to the institution in June 2013.  Because the prepaid assessments represent the payment on or future expense, they do not affect our regulatory capital or tax obligation.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized Financing Corporation assessment was equal to 0.64 basis points of assessable assets less tangible capital.

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

Federal Home Loan Bank System.  Jacksonville Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Chicago, Jacksonville Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2012, Jacksonville Savings Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2012, Jacksonville Savings Bank was in compliance with these reserve requirements.

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

Capital.  Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository institution subsidiaries. The components of Tier 1 capital must be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. That would exclude from tier 1 capital instruments such as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies.  The Dodd-Frank Act provides that instruments issued before May 19, 2010 will be grandfathered for companies of consolidated assets of $15 billion or less.  The Dodd-Frank Act further provides that holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 (which would include most savings and loan holding companies) are subject to a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before such capital requirements apply.  The proposed capital rules discussed earlier would implement the consolidated capital requirements for savings and loan holding companies.  However, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, notwithstanding the Dodd-Frank statutory language, so it is uncertain whether any final rule will do so.

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

Bank Holding Company Application

The board of directors has concluded that Jacksonville Bancorp, Inc., would benefit from regulation as a bank holding company rather than as a savings and loan holding company.  Among other things, bank holding company status would eliminate the requirement that Jacksonville Savings Bank comply with the QTL test.  Jacksonville Bancorp, Inc. filed an application to become a bank holding company on December 27, 2012.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

At December 31, 2012, Jacksonville Savings Bank’s total federal pre-base year reserve was approximately $2.6 million.  However, under current law, base-year reserves remain subject to recapture if Jacksonville Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At December 31, 2012, Jacksonville Bancorp, Inc. had no federal tax loss carryforward.  The Company has an Illinois carryforward of approximately $4.1 million at December 31, 2012.   Recent Illinois legislation suspended the use of these loss carryforwards for tax year 2011.  For tax years 2012 and 2013, the State of Illinois is allowing up to $100,000 of loss to be utilized in each year.  Three years have been added to the expiration of said net loss years.

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

State Taxation

The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.30%.  Recent Illinois legislation raised the corporate state income tax ratesbeginning in 2011 to 9.50%.  A reduction of this rate will occur on January 1, 2015 to 7.75% and again on January 1, 2025 to 7.30%.

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

Personnel

As of December 31, 2012, Jacksonville Savings Bank and its subsidiary had a total of 95 full-time and 17 part-time employees.  None of Jacksonville Savings Bank’s employees is represented by a collective bargaining group.  Management believes that it has good working relations with its employees.

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

Over the last several years, we have increased our non-residential lending in order to improve the average yield of our interest-earning assets and reduce the average maturity of our loan portfolio.  At December 31, 2012, our portfolio of commercial real estate loans totaled $31.0 million, or 17.8% of our total loans, compared to $40.2 million, or 23.5% of our total loans at December 31, 2011.  At December 31, 2012, our portfolio of agricultural real estate loans totaled $37.4 million, or 21.5% of our total loans, compared to $30.0 million, or 17.5% of our total loans at December 31, 2011.  Our portfolio of commercial business loans totaled $29.0 million, or 16.7% of our total loans at December 31, 2012, compared to $23.2 million, or 13.6% of our total loans at December 31, 2011.  Our portfolio of agricultural business loans totaled $11.0 million, or 6.3% of our total loans at December 31, 2012, compared to $9.6 million, or 5.6% of our total loans at December 31, 2011.  These business loans are typically secured by equipment or inventory.  These loans may have delinquency or charge-off rates above our historical experience, which could adversely affect our future performance.

These loans generally have more risk than one- to four-family residential mortgage loans.  Because the repayment of commercial and agricultural real estate loans and commercial and agricultural business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans can be affected by adverse conditions in the real estate market or the local economy. Loans secured by agricultural real estate and agricultural businesses which rely on the successful operation of a farm can be adversely affected by fluctuations in crop prices and changes in weather conditions. These developments may result in smaller harvests and less income for farmers which may adversely impact such borrower’s ability to repay a loan. Many of our agricultural borrowers purchase crop insurance to help protect them from such occurrences.  Many of our borrowers also have more than one commercial and agricultural real estate loan or commercial and agricultural business loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial and agricultural real estate or commercial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of commercial and agricultural real estate and commercial loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Our loan portfolio has significant concentrations among a small number of borrowers and, as a result, we could be adversely affected by difficulties experienced by a small number of borrowers.

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if these borrowers are unable to repay their loans. At December 31, 2012, we had 23 borrowers with aggregate loan balances of $59.6 million, which represented 33.7% of our total loan portfolio at that date. These loans are primarily commercial and agricultural real estate loans and commercial and agricultural business loans, including purchased loan participations. Aggregate loan balances to these borrowers ranged from $1.0 million to $6.4 million for our largest borrower.  While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area.  Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate and commercial business loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by properties in diverse geographic areas such as in Nebraska, Missouri, Minnesota, Arizona and Oklahoma.  These participations are secured by various types of collateral such as office buildings, hotels, and condominium developments. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate.  At December 31, 2012, our loan participations totaled $11.7 million, or 6.6% of our loan portfolio.  At December 31, 2012, commercial real estate loan participations outside our market area totaled $2.2 million, or 7.2% of the commercial real estate loan portfolio, and commercial business loan participations outside our market area totaled $1.3 million, or 4.3% of the commercial business loan portfolio. At December 31, 2012, one loan participation  in the amount of $201,000 was delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which may have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance.  Additions to the allowance would decrease our net income. At December 31, 2012, our allowance for loan losses was $3.3 million, or 1.89% of total loans and 150.85% of non-performing loans, compared to $3.3 million, or 1.89% of total loans and 137.33%  of non-performing loans, at December 31, 2011.

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

At December 31, 2012, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) totaled $2.4 million, which is a decrease of $485,000 from our non-performing assets at December 31, 2011.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs such as taxes, insurance and maintenance related to our other real estate owned. The resolution of non-performing assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of Jacksonville Savings Bank.  If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We could experience further impairment losses on the value of our mortgage servicing rights.

A significant aspect of our business is the origination of one- to four-family residential mortgage loans for sale on a servicing retained basis. The fees we receive for servicing such loans are referred to as mortgage servicing rights. At December 31, 2012, the unpaid principal balance of mortgage loans serviced for others was $148.3 million. Mortgage servicing rights fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments.  Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. If the fair value of our mortgage servicing rights is less than the carrying value of such rights, we may be required to recognize an impairment loss. Such impairment can occur due to changes in interest rates, loan performance or prepayment of the underlying mortgage.  At December 31, 2008, we recognized an impairment charge of $428,000 against the value of our mortgage servicing income. Subsequently, as long term interest rates began to rise, we were able to recognize a partial recovery of $123,000 during 2009.  Due to the changes in long-term rates during 2010 and 2011, we recognized additional impairment charges of $101,000 and $59,000, respectively, during 2010 and 2011.  We did not recognize any impairment or recovery during 2012.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2012, the fair value of our portfolio of investment securities and mortgage-backed securities totaled $115.4 million.  Gross unrealized losses on these securities totaled $258,000 at December 31, 2012.

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

During 2012, management reviewed goodwill for impairment on a quarterly basis.  Management’s analysis concluded that our goodwill was not impaired as of December 31, 2012.   It is possible that the assumptions and conclusions regarding the valuation of our business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material adverse effect on our financial condition and results of operations.

Our business may continue to be adversely affected by the continued weakness in the national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans, excluding purchased loan participations, are to businesses and individuals in Cass, Morgan, Macoupin and Montgomery Counties, Illinois and surrounding communities. All of our branches and most of our deposit customers are also located in these counties. The severe economic recession of 2008 and 2009, as well as the continuing weakness of the economic recovery through 2012 both nationally and in our market area could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, these counties have experienced declines in real estate values, increased foreclosures and higher unemployment rates.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We conduct our business through our main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, Chapin, and Concord, Illinois.  The following table sets forth certain information concerning the main office and each branch office at December 31, 2012.  At December 31, 2012, our premises and equipment had an aggregate net book value of approximately $5.7 million.  We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs.  All facilities are owned.

		Net
		Book Value
	Year	at December 31,
Location	Occupied	2012
		(In Thousands)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois	1994	$3,832

Branch Office (1)
211-225 West State Street
Jacksonville, Illinois	1961	556

Branch Office (1)
903 South Main
Jacksonville, Illinois	1989	140

Branch Office
501 North State Street
Litchfield, Illinois	1997	505

Branch Office
100 North Dye
Virden, Illinois	1986	180

Branch Office
510 Superior
Chapin, Illinois	2000	418

Branch Office (1)
202 State
Concord, Illinois	2000	24

(1)        Transaction facilities only.

ITEM 3. Legal Proceedings

At December 31, 2012, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.

ITEM 4. Mine Safety Disclosures.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Stockholder Information” section of our annual report to stockholders for the fiscal year ended December 31, 2012 (the “2012 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

During the fourth quarter of 2012, the Company repurchased shares of its common stock as follows:

Period	Number of shares purchased	Average purchase price paid per share	Total shares purchased	Maximum number of shares that may be purchased under the repurchase program

Oct 1 – Oct 31	13,600	16.95	23,600	72,947
Nov 1 – Nov 30	—	—	23,600	72,947
Dec 1 – Dec 31	—	—	23,600	72,947

Set forth below is information as of December 31, 2012 regarding equity compensation plans. The plans that have been approved by the stockholders are the 1996 Stock Option Plan and 2012 Stock Option Plan.  Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	107,338	15.60	1,785
Equity compensation plans not approved by stockholders	—	—	—
Total	107,338	15.60	1,785

ITEM 6. Selected Financial Data

The “Selected Consolidated Financial Information” section of the 2012 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2012 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2012 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

(c)           Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.              Other Information

None.

PART III

ITEM 10.               Directors, Executive Officers and Corporate Governance

Information concerning our directors and certain officers is incorporated by reference hereunder in the Proxy Statement for the 2013 Annual Meeting.

ITEM 11.               Executive Compensation

Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2013 Annual Meeting.

ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference to the Proxy Statement for the 2013 Annual Meeting.

ITEM 13.              Certain Relationships and Related Transactions and Director Independence

Information required under this item is incorporated by reference to the Proxy Statement for the 2013 Annual Meeting.

ITEM 14.               Principal Accountant Fees and Services

Information required under this item is incorporated by reference to the Proxy Statement for the 2013 Annual Meeting.

PART IV

ITEM 15.               Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2012 and 2011;

(C)	Consolidated Statements of Income - years ended December 31, 2012 and 2011;

(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2012 and 2011;

(E)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2012 and 2011;

(F)	Consolidated Statements of Cash Flows - years ended December 31, 2012 and 2011; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)           Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)           Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Jacksonville Savings Bank and Jacksonville Bancorp, MHC 1996 Stock Option Plan(7)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(8)
10.6	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(9)
10.7	Jacksonville Savings Bank Supplemental Life Insurance Plan(10)
10.8	Jacksonville Savings Bank Salary Continuation Plan 1(11)
10.9	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(12)
10.10	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(14)
10.12	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(16)
13	2012 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).

(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(11)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(12)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

Signatures

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 15, 2013	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President,		Andrew F. Applebee, Chairman of the Board
Chief Executive Officer and Director

Date: March 15, 2013		Date: March 15, 2013

By:	/s/ Diana S. Tone	By:	/s/ Dean H. Hess
	Diana S. Tone		Dean H. Hess, Director
Chief Financial Officer

Date: March 15, 2013		Date: March 15, 2013

By:	/s/ John L. Eyth	By:	/s/ Peggy S. Davidsmeyer
	John L. Eyth, Director		Peggy S. Davidsmeyer, Director

Date: March 15, 2013		Date: March 15, 2013

By:	/s/ Harmon B. Deal III	By:	/s/ John C. Williams
	Harmon B. Deal, III, Director		John C. Williams, Director
Senior Vice President and Trust Officer

Date: March 15, 2013		Date: March 15, 2013

By:	/s/ John M. Buchanan
John M. Buchanan, Director

Date: March 15, 2013

EXHIBIT INDEX

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Jacksonville Savings Bank and Jacksonville Bancorp, MHC 1996 Stock Option Plan(7)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(8)
10.6	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(9)
10.7	Jacksonville Savings Bank Supplemental Life Insurance Plan(10)
10.8	Jacksonville Savings Bank Salary Continuation Plan 1(11)
10.9	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(12)
10.10	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(14)
10.12	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(16)
13	2012 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(11)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(12)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).

(14)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).