Form 10-Q
period 2013-03-31
Jacksonville Bancorp, Inc.
filed 2013-05-09
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
                                          ☐  Yes                                                  ☒  No

As of May 1, 2013, there were 1,900,005 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

March 31, 2013
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statement of Stockholders’ Equity	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION	50

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	51

EXHIBITS

	Section 302 Certifications
	Section 906 Certification
	XBRL Instance Document
	XBRL Taxonomy Extension Schema Document
	XBRL Taxonomy Calculation Linkbase Document
	XBRL Taxonomy Extension Definition Linkbase Document
	XBRL Taxonomy Label Linkbase Document
	XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
ASSETS	2013	2012
	(Unaudited)
Cash and cash equivalents	$11,330,640	$7,293,711
Interest-earning time deposits in banks	2,972,000	2,972,000
Investment securities - available for sale	60,411,257	63,431,342
Mortgage-backed securities - available for sale	51,566,150	51,956,481
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	93,873	96,041
Loans held for sale - net	323,578	711,986
Loans receivable - net of allowance for loan losses of $3,445,969 and $3,339,464 as of March 31, 2013 and December 31, 2012	168,201,289	173,753,059
Premises and equipment - net	5,701,975	5,654,776
Cash surrender value of life insurance	6,664,049	6,612,642
Accrued interest receivable	2,027,192	2,053,472
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $123,915 and $129,279 as of March 31, 2013 and December 31, 2012	662,019	664,436
Real estate owned	137,193	137,193
Deferred income taxes	907,976	464,548
Other assets	1,703,505	1,804,184

Total Assets	$316,543,063	$321,446,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$261,873,638	$258,520,729
Other borrowings	3,803,014	12,740,610
Advance payments by borrowers for taxes and insurance	1,159,304	832,345
Accrued interest payable	258,142	276,757
Deferred compensation payable	3,757,881	3,707,402
Income taxes payable	443,616	214,115
Other liabilities	1,054,040	1,033,951
Total liabilities	272,349,635	277,325,909

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,910,758 shares as of March 31, 2013 and 1,908,556 as of December 31, 2012	19,108	19,086
Additional paid-in-capital	16,000,961	15,943,273
Retained earnings	26,454,899	25,585,757
Less: Unallocated ESOP shares	(318,890)	(324,380)
Accumulated other comprehensive income	2,037,350	2,896,593
Total stockholders’ equity	44,193,428	44,120,329

Total Liabilities and Stockholders’ Equity	$316,543,063	$321,446,238

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
INTEREST INCOME:
Loans	$2,345,562	$2,540,544
Investment securities	434,274	524,501
Mortgage-backed securities	160,567	205,326
Other	11,764	11,520
Total interest income	2,952,167	3,281,891

INTEREST EXPENSE:
Deposits	469,450	604,745
Other borrowings	2,641	2,791
Total interest expense	472,091	607,536

NET INTEREST INCOME	2,480,076	2,674,355

PROVISION FOR LOAN LOSSES	30,000	80,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,450,076	2,594,355

NON-INTEREST INCOME:
Fiduciary activities	66,102	77,776
Commission income	309,160	246,418
Service charges on deposit accounts	201,426	190,501
Mortgage banking operations, net	70,617	117,126
Net realized gains on sales of available-for-sale securities	584,231	225,328
Loan servicing fees	93,523	90,261
Other	160,979	156,975
Total non-interest income	1,486,038	1,104,385

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,600,735	1,572,942
Occupancy and equipment	253,666	248,253
Data processing and telecommunications	143,423	129,643
Professional	85,293	51,429
Marketing	21,336	27,332
Postage and office supplies	68,664	66,159
Deposit insurance premium	38,121	38,967
Other	273,641	282,377
Total non-interest expense	2,484,879	2,417,102

INCOME BEFORE INCOME TAXES	1,451,235	1,281,638
INCOME TAXES	438,787	366,889

NET INCOME	$1,012,448	$914,749

NET INCOME PER COMMON SHARE - BASIC	$0.54	$0.49
NET INCOME PER COMMON SHARE - DILUTED	$0.54	$0.49

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)

Net Income	$1,012,448	$914,749

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(244,001) and $53,047 for 2013 and 2012, respectively.	(473,651)	102,971
Less: reclassification adjustment for realized gains included in net income, net of taxes of $198,639 and $76,612, for 2013 and 2012, respectively.	385,592	148,716
	(859,243)	(45,745)

Comprehensive Income	$153,205	$869,004

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income	Equity

BALANCE, DECEMBER 31, 2012	$19,086	$15,943,273	$25,585,757	$(324,380)	$2,896,593	$44,120,329

Net Income	-	-	1,012,448	-	-	1,012,448

Other comprehensive income (loss)	-	-	-	-	(859,243)	(859,243)

Exercise of stock options	22	30,762	-	-	-	30,784

Stock-based compensation expense	-	22,232	-	-	-	22,232

Shares held by ESOP, commited to be released	-	4,694	-	5,490	-	10,184

Dividends ($0.075 per share)	-	-	(143,306)	-	-	(143,306)

BALANCE, MARCH 31, 2013	$19,108	$16,000,961	$26,454,899	$(318,890)	$2,037,350	$44,193,428

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,012,448	$914,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	96,092	82,809
Amortization of investment and loan premiums and discounts, net	290,595	132,934
Net realized gains on sales of available-for-sale securities	(584,231)	(225,328)
Provision for loan losses	30,000	80,000
Mortgage banking operations, net	(70,617)	(117,126)
Loss on sale of real estate owned	-	1,085
Shares held by ESOP committed to be released	10,184	7,315
Stock-based compensation expense	22,232	-
Changes in income taxes payable	229,501	317,064
Changes in assets and liabilities	126,718	(1,879,500)
Net cash provided by (used in) operations before loan sales	1,162,922	(685,998)
Origination of loans for sale to secondary market	(7,346,813)	(13,261,462)
Proceeds from sales of loans to secondary market	7,808,255	12,881,844
Net cash provided by (used in) operating activities	1,624,364	(1,065,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(16,575,899)	(21,347,879)
Purchases of interest-earning time deposits in other banks	-	(496,000)
Maturity or call of investment securities available-for-sale	1,000,000	5,318,000
Sale of investment securities available-for-sale	14,424,509	10,126,795
Principal payments on mortgage-backed and investment securities	3,555,597	2,192,975
Proceeds from sale of real estate owned	-	25,129
Net decrease in loans	5,521,899	4,593,563
Additions to premises and equipment	(143,291)	(89,760)

Net cash provided by investing activities	7,782,815	322,823
		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$3,352,909	$10,739,626
Net decrease in other borrowings	(8,937,596)	(2,189,841)
Increase in advance payments by borrowers for taxes and insurance	326,959	389,667
Exercise of stock options	30,784	-
Dividends paid - common stock	(143,306)	(141,107)

Net cash provided by (used in) financing activities	(5,370,250)	8,798,345

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,036,929	8,055,552

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,293,711	11,387,947

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,330,640	$19,443,499

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$488,065	$616,525
Interest on other borrowings	2,641	2,791
Income taxes paid	210,073	50,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$-	$105,709

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary 1) for a fair presentation and 2) to make the financial statements not misleading as to the financial condition of the Company as of March 31, 2013 and December 31, 2012, and the results of its operations for the three month periods ended March 31, 2013 and 2012.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 filed as an exhibit to the Company’s Form 10-K filed in March, 2013.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP), the requirements of Form 10-Q, and to prevailing practices within the industry.

Certain amounts included in the 2012 consolidated statements have been reclassified to conform to the 2013 presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU improves the transparency of reporting of amounts reclassified out of accumulated other comprehensive income.  The new amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  The new amendments will require the Company to present (either on the face of the statements where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  It will also require a cross-reference to other disclosures currently required.  For public entities, the amendments are effective for reporting periods beginning after December 15, 2012.  The Company adopted the ASU during the first quarter of 2013.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended
	March 31,
	2013	2012

Net income	$1,012,448	$914,749

Basic average shares outstanding	1,877,873	1,885,066

Diluted potential common shares:
Stock option equivalents	272	173
Diluted average shares outstanding	1,878,145	1,885,239

Basic earnings per share	$0.54	$0.49

Diluted earnings per share	$0.54	$0.49

Stock options for 104,035 shares of common stock were not considered in computing diluted earnings per share for the three month period ending March 31, 2013, because they were anti-dilutive.

4.	STOCK BASED COMPENSATION

In connection with the conversion and related stock offering, the ESOP purchased an additional 41,614 shares for its ESOP for the exclusive benefit of eligible employees.  The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets.  Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 20 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years.  Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.  Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

A summary of ESOP shares at March 31, 2013 and 2012 is shown below.

	March 31, 2013	March 31, 2012
Unearned shares	31,340	35,561
Shares committed for release	549	501
Allocated shares	54,633	52,815
Total ESOP shares	86,522	88,877

Fair value of unearned shares	$593,893	$540,527

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock.  The stock options vest over a five-year period and expire ten years after the date of the grant.  Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the three months ended March 31, 2013.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2012	107,338	$15.60
Granted	-
Exercised	(2,202)	13.98
Forfeited	-	-

Outstanding, March 31, 2013	105,136	$15.63	8.92	$348,787

Exercisable, March 31, 2013	1,101	$13.98	1.00	$5,472

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.  The value is based upon a closing price of $18.95 per share on March 31, 2013.

5.	LOAN PORTFOLIO COMPOSITION

At March 31, 2013 and December 31, 2012, the composition of the Company’s loan portfolio is shown below.

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$40,465,539	24.1%	$41,386,147	23.8%
Commercial	33,479,415	19.9	30,973,177	17.8
Agricultural	36,756,071	21.9	37,392,116	21.5
Home equity	11,844,071	7.0	12,733,963	7.3
Total real estate loans	122,545,096	72.9	122,485,403	70.5

Commercial loans	25,701,469	15.3	29,046,437	16.7
Agricultural loans	8,914,015	5.3	10,982,491	6.3
Consumer loans	14,479,652	8.5	14,571,819	8.4
Total loans receivable	171,640,232	102.0	177,086,150	101.9

Less:
Net deferred loan fees	(7,026)	(0.0)	(6,373)	(0.0)
Allowance for loan losses	3,445,969	2.0	3,339,464	1.9
Total loans receivable, net	$168,201,289	100.0%	$173,753,059	100.0%

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

Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, builders, attorneys and walk-in customers.  Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Company.  A loan application file is first reviewed by a loan officer in the loan department who checks applications for accuracy and completeness, and verifies the information provided.  The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval.  The board of directors has established individual lending authorities for each loan officer by loan type.  Loans over an individual officer’s lending limit must be approved by the officers’ loan committee consisting of the chairman of the board, president, chief lending officer and all lending officers, which meets three times a week, and has lending authority up to $750,000 depending on the type of loan.  Loans to borrowers with an aggregate principal balance over this limit, up to $1.0 million, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, chief lending officer and at least two outside directors, plus all lending officers as non-voting members.  The board of directors approves all loans to borrowers with an aggregate principal balance over $1.0 million.  The board of directors ratifies all loans that are originated.  Once the loan is approved, the applicant is informed and a closing date is scheduled.  Loan commitments are typically funded within 30 days.

If the loan is approved, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan; flood insurance is required in certain instances.  Title insurance or an attorney’s opinion based on a title search of the property is generally required on loans secured by real property.

One-to-Four Family Mortgage Loans - Historically, the Bank’s primary lending origination activity has been one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company’s market area.  The Company generates loans through marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.  Generally, one-to-four family loan originations are limited to the financing of loans secured by properties located within the Company’s market area.

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

The Company currently offers adjustable-rate mortgage loans for terms ranging up to 30 years.  They generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination.  Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan.  In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on the net interest income.  In the low interest rate environment that has existed over the past five years, the adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of the loan portfolio.  In addition, during this period borrowers have shown a preference for fixed-rate loans.  The Company has used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of one-year, three-years or five-years.  The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, interest rate risk position and competitors’ loan products.

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

Residential first mortgage loans customarily include due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan.  Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on mortgage portfolio during periods of rising interest rates.

When underwriting residential real estate loans, the Company reviews and verifies each loan applicant’s income and credit history.  Management believes that stability of income and past credit history are integral parts in the underwriting process.  Generally, the applicant’s total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant’s total monthly income.  In addition, total monthly obligations of the applicant, including mortgage payments, generally should not exceed 38% of total monthly income.  Written appraisals are generally required on real estate property offered to secure an applicant’s loan.  For one-to-four family real estate loans with loan to value ratios of over 80%, private mortgage insurance is required.  Fire and casualty insurance is also required on all properties securing real estate loans.  Title insurance, or an attorney’s title opinion, may be required, as circumstances warrant.

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

Home Equity Loans – The Company originates home equity loans and lines of credit, which are generally secured by the borrower’s principal residence.  The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any existing mortgages or related liabilities.  Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions.  Such loans may be fully amortized over the life of the loan or have a balloon feature.  Generally, the maximum term for home equity loans is 10 years.

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

The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions.  These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan, and potentially result in an increase in the level of problem loans and loan losses in our agricultural portfolio.  While not required, the majority of our agricultural business loans are covered by crop insurance, which provides protection against loss due to lower crop yields as a result of unfavorable weather conditions.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended March 31, 2013, March 31, 2012, and December 31, 2012.

	March 31, 2013
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2012	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464
Provision charged to
expense	23,583	(79,312)	34,212	(114,401)	25,412	640	61,233	78,633	30,000
Losses charged off	-	-	-	-	-	-	(45,759)	-	(45,759)
Recoveries	14,631	87,882	-	13,025	-	-	6,726	-	122,264
Ending balance,
March 31, 2013	$779,243	$837,443	$183,780	$227,620	$959,663	$44,570	$173,674	$239,976	$3,445,969

Ending balance:
individually evaluated
for impairment	$-	$248,808	$-	$-	$609,067	$-	$-	$-	$857,875
Ending balance:
collectively evaluated
for impairment	$779,243	$588,635	$183,780	$227,620	$350,596	$44,570	$173,674	$239,959	$2,588,077

Loans:
Ending balance	$40,465,539	$33,479,415	$36,756,071	$11,844,071	$25,701,469	$8,914,015	$14,479,652	$-	$171,640,232
Ending balance:
individually evaluated
for impairment	$338,494	$1,390,864	$-	$49,809	$707,539	$-	$7,467	$-	$2,494,173
Ending balance:
collectively evaluated
for impairment	$40,127,045	$32,088,551	$36,756,071	$11,794,262	$24,993,930	$8,914,015	$14,472,185	$-	$169,146,059

	March 31, 2012
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2011	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607
Provision charged to
expense	(31,207)	(8,747)	7,951	86,277	(4,164)	4,134	(8,040)	33,796	80,000
Losses charged off	-	-	-	(46,744)	-	-	(2,964)	-	(49,708)
Recoveries	1,625	-	-	525	316	-	1,546	-	4,012
Ending balance,
March 31, 2012	$667,641	$1,098,838	$123,105	$349,467	$708,016	$62,562	$128,927	$192,355	$3,330,911

Ending balance:
individually evaluated
for impairment	$36,300	$340,784	$-	$-	$319,777	$-	$7,569	$-	$704,430
Ending balance:
collectively evaluated
for impairment	$631,341	$758,054	$123,105	$349,467	$388,239	$62,562	$121,358	$192,338	$2,626,464

Loans:
Ending balance	$41,499,618	$39,090,310	$29,203,258	$15,001,318	$21,268,348	$8,538,738	$14,838,656	$-	$169,440,246
Ending balance:
individually evaluated
for impairment	$551,611	$1,673,654	$-	$28,481	$541,619	$-	$7,569	$-	$2,802,934
Ending balance:
collectively evaluated
for impairment	$40,948,007	$37,416,656	$29,203,258	$14,972,837	$20,726,729	$8,538,738	$14,831,087	$-	$166,637,312

	December 31, 2012
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2011	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607
Provision charged to
expense	99,055	(11,157)	34,414	86,076	219,102	(14,498)	74,224	2,784	490,000
Losses charged off	(82,192)	(356,270)	-	(80,126)	-	-	(66,958)	-	(585,546)
Recoveries	26,943	88,715	-	13,637	3,285	-	5,823	-	138,403
Ending balance,
December 31, 2012	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464

Ending balance:
individually evaluated
for impairment	$-	$262,177	$-	$-	$610,779	$-	$6,185	$-	$879,141
Ending balance:
collectively evaluated
for impairment	$741,029	$566,696	$149,568	$328,996	$323,472	$43,930	$145,289	$161,326	$2,460,306

Loans:
Ending balance	$41,386,147	$30,973,177	$37,392,116	$12,733,963	$29,046,437	$10,982,491	$14,571,819	$-	$177,086,150
Ending balance:
individually evaluated
for impairment	$339,513	$1,603,956	$-	$56,677	$728,672	$-	$14,392	$-	$2,743,210
Ending balance:
collectively evaluated
for impairment	$41,046,634	$29,369,221	$37,392,116	$12,677,286	$28,317,765	$10,982,491	$14,557,427	$-	$174,342,940

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

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination.  In addition, lending relationships over $750,000, new commercial and commercial real estate loans, and watch list credits are reviewed annually by our loan review department in order to verify risk ratings.  All watch list credits are reviewed by management and reported to the Board monthly.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the foregoing are considered to be Pass rated loans.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2013 and December 31, 2012.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Rating:
Pass	$37,438,978	$38,123,451	$30,984,178	$28,283,081	$36,756,071	$37,392,116	$11,108,897	$11,919,440
Special Mention	969,661	1,273,558	144,673	187,936	-	-	238,572	272,563
Substandard	2,056,900	1,989,138	2,350,564	2,502,160	-	-	496,602	541,960
Total	$40,465,539	$41,386,147	$33,479,415	$30,973,177	$36,756,071	$37,392,116	$11,844,071	$12,733,963

	Commercial		Agricultural		Consumer		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Rating:
Pass	$24,979,215	$28,301,663	$8,914,015	$10,982,491	$14,258,279	$14,291,487	$164,439,633	$169,293,729
Special Mention	212	849	-	-	115,681	111,945	1,468,799	1,846,851
Substandard	722,042	743,925	-	-	105,692	168,387	5,731,800	5,945,570
Total	$25,701,469	$29,046,437	$8,914,015	$10,982,491	$14,479,652	$14,571,819	$171,640,232	$177,086,150

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$628,559	$-	$1,009,759	$1,638,318	$38,827,221	$40,465,539	$-
Commercial real estate	206,183	-	44,078	250,261	33,229,154	33,479,415	-
Agricultural real estate	-	-	-	-	36,756,071	36,756,071	-
Home equity	142,985	47,700	127,918	318,603	11,525,468	11,844,071	-
Commercial	-	-	-	-	25,701,469	25,701,469	-
Agricultural	-	-	-	-	8,914,015	8,914,015	-
Consumer	149,655	23,105	13,607	186,367	14,293,285	14,479,652	-
Total	$1,127,382	$70,805	$1,195,362	$2,393,549	$169,246,683	$171,640,232	$-

	December 31, 2012
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$727,315	$213,126	$984,996	$1,925,437	$39,460,710	$41,386,147	$-
Commercial real estate	-	-	279,622	279,622	30,693,555	30,973,177	-
Agricultural real estate	-	-	-	-	37,392,116	37,392,116	-
Home equity	158,414	70,596	136,508	365,518	12,368,445	12,733,963	-
Commercial	-	-	-	-	29,046,437	29,046,437	-
Agricultural	-	-	-	-	10,982,491	10,982,491	-
Consumer	181,171	64,390	33,692	279,253	14,292,566	14,571,819	-
Total	$1,066,900	$348,112	$1,434,818	$2,849,830	$174,236,320	$177,086,150	$-

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

The following tables present impaired loans at or for the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012.

	Three Months Ended March 31, 2013
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$338,494	$338,494	$-	$339,117	$4,242	$4,177
Home equity	49,809	49,809	-	43,962	863	861
Consumer	7,467	7,467	-	7,866	137	109
Loans with a specific allowance:
Commercial real estate	1,390,864	1,390,864	248,808	1,451,747	22,634	22,523
Commercial	707,539	707,539	609,067	747,865	9,716	10,030
Total:
One-to-four family residential	338,494	338,494	-	339,117	4,242	4,177
Commercial real estate	1,390,864	1,390,864	248,808	1,451,747	22,634	22,523
Commercial	707,539	707,539	609,067	747,865	9,716	10,030
Home equity	49,809	49,809	-	43,962	863	861
Consumer	7,467	7,467	-	7,866	137	109
Total	$2,494,173	$2,494,173	$857,875	$2,590,557	$37,592	$37,700

	Three Months Ended March 31, 2012
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$236,034	$236,034	$-	$235,619	$2,456	$2,287
Commercial real estate	25,024	25,024	-	33,942	853	916
Home equity	28,481	28,481	-	28,910	731	749
Loans with a specific allowance:
One-to-four family residential	315,576	315,576	36,300	362,143	6,207	880
Commercial real estate	1,648,631	1,648,631	340,784	1,694,673	24,228	25,290
Commercial	541,619	541,619	319,777	572,467	9,065	9,111
Consumer	7,569	7,569	7,569	7,569	168	100
Total:
One-to-four family residential	551,610	551,610	36,300	597,792	8,663	3,167
Commercial real estate	1,673,655	1,673,655	340,784	1,728,615	25,081	26,206
Commercial	541,619	541,619	319,777	572,467	9,065	9,111
Home equity	28,481	28,481	-	28,910	731	749
Consumer	7,569	7,569	7,569	7,569	168	100
Total	$2,802,934	$2,802,934	$704,430	$2,935,353	$43,708	$39,333

	Year Ended December 31, 2012
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$339,513	$339,513	$-	$343,593	$17,163	$16,909
Commercial real estate	201,135	201,135	-	205,756	27,727	16,136
Home equity	56,677	56,677	-	57,934	4,087	4,162
Consumer	8,207	8,207	-	9,795	495	422
Loans with a specific allowance:
Commercial real estate	1,402,821	1,402,821	262,177	1,443,005	91,130	91,075
Commercial	728,672	728,672	610,779	780,979	44,887	52,898
Consumer	6,185	6,185	6,185	7,096	573	576
Total:
One-to-four family residential	339,513	339,513	-	343,593	17,163	16,909
Commercial real estate	1,603,956	1,603,956	262,177	1,648,761	118,857	107,211
Commercial	728,672	728,672	610,779	780,979	44,887	52,898
Home equity	56,677	56,677	-	57,934	4,087	4,162
Consumer	14,392	14,392	6,185	16,891	1,068	998
Total	$2,743,210	$2,743,210	$879,141	$2,848,158	$186,062	$182,178

Included in certain loan categories in the impaired loans are troubled debt restructurings (TDR’s), where economic concessions have been granted to borrowers who have experienced financial difficulties, that were classified as impaired.   These concessions typically include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  TDR’s are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

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

The following table presents the recorded balance, at original cost, of TDR’s, as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012

One-to-four family residential	$387,126	$267,916
Commercial real estate	1,117,387	1,011,350
Agricultural real estate	-	-
Home equity	83,182	84,123
Commercial loans	680,009	701,271
Agricultural loans	-	-
Consumer loans	60,227	91,206

Total	$2,327,931	$2,155,866

The following table presents the recorded balance, at original cost, of TDR’s, which were performing according to the terms of the restructuring, as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012

One-to-four family residential	$276,334	$127,399
Commercial real estate	1,089,487	983,450
Agricultural real estate	-	-
Home equity	77,775	84,123
Commercial loans	680,009	701,271
Agricultural loans	-	-
Consumer loans	57,338	89,045

Total	$2,180,943	$1,985,288

The following table presents loans modified as TDR’s during the three months ended March 31, 2013.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	3	$151,226	1	$44,969
Commercial real estate	2	112,279	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	1	6,233
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	2	15,259	-	-

Total	7	$278,764	2	$51,202

2013 Modifications
During the three month period ended March 31, 2013, the Company modified three one-to-four family residential real estate loans, with a recorded investment of $151,226, which were deemed to be TDR’s.  One modification was made to combine notes and capitalize interest.  Two of the modifications involved rate concessions.  None of the modifications resulted in a write-off of the principal balance.

The Company also modified two commercial real estate loans with a recorded investment of $112,279.  Both modifications were made for the same borrower to provide some payment concessions while trying to sell the property.  The modification did not result in a reduction of the contractual interest rate or a write-off of the principal balance.

The Company also modified two consumer loans with a recorded investment of $15,259.  One modification was made to combine notes and capitalize interest.  The second modification was a renewal with a rate concession.  Neither modification resulted in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.  During the three month period ended March 31, 2013, two residential real estate loans of $110,792, one commercial real estate loan of $27,900, and one home equity loan of $5,407 that were considered TDR’s defaulted as they were more than 90 days past due at March 31, 2013.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

2012 Modifications
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

The following table presents the Company’s nonaccrual loans at March 31, 2013 and December 31, 2012.  This table excludes performing TDR’s.

	March 31, 2013	December 31, 2012

One-to-four family residential	$1,267,996	$1,203,328
Commercial real estate	312,500	560,073
Agricultural real estate	-	-
Home equity	251,585	276,877
Commercial loans	47,639	51,436
Agricultural loans	-	-
Consumer loans	54,555	122,064

Total	$1,934,275	$2,213,778

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2013:
U.S. government and agencies	$11,843,020	$214,197	$(24,216)	$12,033,001
Mortgage-backed securities (government-sponsored enterprises - residential)	50,839,593	892,885	(166,328)	51,566,150
Municipal bonds	46,207,899	2,489,600	(319,243)	48,378,256
	$108,890,512	$3,596,682	$(509,787)	$111,977,407

December 31, 2012:
U.S. government and agencies	$10,090,835	$248,601	$(10,556)	$10,328,880
Mortgage-backed securities (government-sponsored enterprises - residential)	50,917,555	1,134,245	(95,319)	51,956,481
Municipal bonds	49,990,655	3,264,169	(152,362)	53,102,462
	$110,999,045	$4,647,015	$(258,237)	$115,387,823

The amortized cost and fair value of available-for-sale securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$101,297	$102,156
One to five years	10,962,399	11,531,968
Five to ten years	22,064,143	23,097,743
After ten years	24,923,080	25,679,390
	58,050,919	60,411,257
Mortgage-backed securities (government-sponsored enterprises - residential)	50,839,593	51,566,150
	$108,890,512	$111,977,407

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $19,742,000 at March 31, 2013 and $24,371,000 at December 31, 2012.

The book value of securities sold under agreement to repurchase amounted to $7,404,000 at March 31, 2013 and $13,706,000 at December 31, 2012.

Gross gains of $584,000 and $225,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2013 and 2012, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2013 and December 31, 2012 were $41,097,000, and $23,956,000, respectively, which were approximately 36.7% and 20.8% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2013 and December 31, 2012.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2013	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(314,490)	$12,826,748	$(4,753)	$165,612	$(319,243)	$12,992,360
U.S. government and agencies	(24,216)	3,539,398	-	-	(24,216)	3,539,398
Subtotal	(338,706)	16,366,146	(4,753)	165,612	(343,459)	16,531,758

Mortgage-backed securities (government sponsored enterprises - residential)	(166,328)	24,565,525	-	-	(166,328)	24,565,525

Total	$(505,034)	$40,931,671	$(4,753)	$165,612	$(509,787)	$41,097,283

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2012	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(152,362)	$7,237,453	$-	$-	$(152,362)	$7,237,453
U.S. government and agencies	(10,556)	545,291	-	-	(10,556)	545,291
Subtotal	(162,918)	7,782,744	-	-	(162,918)	7,782,744

Mortgage-backed securities (government sponsored enterprises - residential)	(95,319)	16,172,999	-	-	(95,319)	16,172,999

Total	$(258,237)	$23,955,743	$-	$-	$(258,237)	$23,955,743

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2013	December 31, 2012
Net unrealized gains on securities available-for-sale	$3,086,895	$4,388,778
Tax effect	(1,049,545)	(1,492,185)
Net-of-tax amount	$2,037,350	$2,896,593

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three months ended March 31, 2013 and 2012, were as follows:

	Amounts Reclassified
	from AOCI
			Affected Line Item in the
	March 31, 2013	March 31, 2012	Statements of Income
Unrealized gains on securities available-for-sale securities	$584,231	$225,328	Net realized gains on sales of available-for-sale securities
	584,231	225,328
Tax effect	(198,639)	(76,612)	Income taxes
Total reclassification out of AOCI	$385,592	$148,716	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements
The following table presents the fair value measurements of assets  recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		March 31, 2013
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$12,033,001	$-	$12,033,001	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	51,566,150	-	51,566,150	-
Municipal bonds	48,378,256	-	48,378,256	-

		December 31, 2012
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$10,328,880	$-	$10,328,880	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	51,956,481	-	51,956,481	-
Municipal bonds	53,102,462	-	53,102,462	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended March 31, 2013.

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models.  Such securities are classified in Level 2 of the valuation hierarchy.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:
March 31, 2013
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,017,720	$-	$-	$1,017,720

December 31, 2012
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,032,580	$-	$-	$1,032,580
Real estate owned	137,193	-	-	137,193

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Impaired Loans (Collateral Dependent) - The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  Fair value adjustments on impaired loans were $15,081 at March 31, 2013 and $(183,319) at December 31, 2012.

Real Estate Owned – Foreclosed assets are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of foreclosed assets is based on appraisals or evaluations.  Foreclosed assets are classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed assets are obtained when the real estate is acquired and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  Fair value adjustments on real estate owned were $0 at March 31, 2013 and $(56,193) at December 31, 2012.

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at 3/31/13	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,017,720	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		March 31, 2013
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$11,330,640	$11,330,640	$-	$-
Interest earning time deposits in banks	2,972,000	-	2,972,000	-
Other investments	93,873	-	93,873	-
Loans held for sale	323,578	-	323,578	-
Loans, net of allowance for loan losses	168,201,289	-	-	166,772,598
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,027,192	-	2,027,192	-
Financial Liabilities
Deposits	261,873,638	-	142,984,692	121,848,283
Short-term borrowings	3,803,014	-	3,803,014	-
Advances from borrowers for taxes and insurance	1,159,304	-	1,159,304	-
Interest payable	258,142	-	258,142	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2012
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,293,711	$7,293,711	$-	$-
Interest earning time deposits in banks	2,972,000	-	2,972,000	-
Other investments	96,041	-	96,041	-
Loans held for sale	711,986	-	711,986	-
Loans, net of allowance for loan losses	173,753,059	-	-	172,609,490
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,053,472	-	2,053,472	-
Financial Liabilities
Deposits	258,520,729	-	135,656,067	125,864,749
Short-term borrowings	12,740,610	-	12,740,610	-
Advances from borrowers for taxes and insurance	832,345	-	832,345	-
Interest payable	276,757	-	276,757	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest Receivable, Federal Home Loan Bank Stock, Interest Earning Time Deposits in Other Banks, and Other Investments - The carrying amount approximates fair value.

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ending March 31, 2013 and the year ended December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
Balance, beginning of year	$664,436	$697,733
Servicing rights capitalized	30,993	219,975
Amortization of servicing rights	(38,774)	(297,784)
Change in valuation allowance	5,364	44,512
Balance, end of period	$662,019	$664,436

Activity in the valuation allowance for mortgage servicing rights for the three month period ending March 31, 2013 and the year ended December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
Balance, beginning of year	$129,279	$173,791
Additions	-	-
Reductions	(5,364)	(44,512)
Balance, end of period	$123,915	$129,279

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2013 and 2012 is shown below.

	March 31, 2013	March 31, 2012
Computed at the statutory rate (34%)	$493,420	$435,757
Increase (decrease) resulting from
Tax exempt interest	(124,448)	(132,057)
State income taxes, net	86,512	75,310
Increase in cash surrender value	(16,244)	(12,325)
Other, net	(453)	204

Actual tax expense	$438,787	$366,889

12.	COMMITMENTS AND CONTINGENCIES

Occasionally, the Company is a defendant in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes that the resolution of these actions will not have any material adverse effect on the Company’s consolidated financial statements.

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

Financial Condition

March 31, 2013 Compared to December 31, 2012

Total assets decreased by $4.9 million, or 1.5%, to $316.5 million at March 31, 2013 from $321.4 million at December 31, 2012.  Net loans decreased $5.6 million, or 3.2%, to $168.2 million at March 31, 2013 from $173.8 million at December 31, 2012.  The decrease in loans is primarily due to decreases of $3.3 million in commercial business loans and $2.1 million in agricultural business loans reflecting seasonal payments on lines of credit.  Investment securities decreased $3.0 million, or 4.8%, to $60.4 million at March 31, 2013 from $63.4 million at December 31, 2012.  Cash and cash equivalents increased $4.0 million, or 55.3%, to $11.3 million at March 31, 2013 from $7.3 million at December 31, 2012, reflecting funds from loan payments and short-term investment of deposits.

Total deposits increased $3.4 million, or 1.3%, to $261.9 million at March 31, 2013, primarily due to a $7.8 million increase in transaction accounts.  Transaction accounts have continued to grow as customers have preferred to maintain short-term, liquid deposits in the current low-rate environment.  Deposit growth reflects customer preference for insured deposits versus alternative investments.  Other borrowings, which consisted of overnight repurchase agreements, decreased $8.9 million, or 70.2%, to $3.8 million at March 31, 2013.  The decrease reflects the withdrawal of seasonal funds from our agricultural business customers.

Stockholders’ equity increased $73,000, or 0.2%, to $44.2 million at March 31, 2013.  The increase in stockholders’ equity was the result of net income of $1.0 million, which was partially offset by the payment of $143,000 in dividends and $859,000 in other comprehensive loss.  Other comprehensive loss consisted of a decrease in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General:  Net income for the three months ended March 31, 2013 was $1,012,000, or $0.54 per common share, basic and diluted, compared to net income of $915,000, or $0.49 per common share, basic and diluted, for the three months ended March 31, 2012.  The $97,000 increase in net income was due to an increase $382,000 in non-interest income and a decrease of $50,000 in provision for loan loss expense, partially offset by a decrease of $195,000 in net interest income and increases of $68,000 in non-interest expense and $72,000 in income taxes.

Interest Income:  Total interest income for the three months ended March 31, 2013 decreased $330,000, or 10.1%, to $3.0 million from $3.3 million for the same period of 2012.  The decrease in interest income reflected decreases of $195,000 in interest income on loans, $90,000 in interest income on investment securities, and $45,000 in interest income on mortgage-backed securities.

Interest income on loans decreased $195,000 to $2.4 million for the first quarter of 2013 due to a decrease in the average yield of loans, partially offset by an increase in the average balance of loans.  The average yield decreased 54 basis points to 5.44% for the first quarter of 2013, compared to 5.98% for the first quarter of 2012.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio increased $2.6 million to $172.6 million during the first quarter of 2013.  The increase in the average balance of the loan portfolio primarily reflected an increase in agricultural real estate loans.

Interest income on investment securities decreased $90,000 to $434,000 for the first quarter of 2013 from $524,000 for the first quarter of 2012.  The decrease reflected decreases in both the average yield and balance of the investment securities portfolio during the first quarter of 2013.  The average yield of investment securities decreased to 3.09% during the first quarter of 2013 from 3.56% during the first quarter of 2012.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.  The average balance of investment securities decreased $2.7 million to $56.2 million during the first quarter of 2013, compared to $58.9 million during the first quarter of 2012.  The decrease in the average balance of investment securities reflects the use of funds for loan originations as the average balance of loans increased $2.6 million during this same time frame.

Interest income on mortgage-backed securities decreased $45,000 to $160,000 for the first quarter of 2013, compared to $205,000 for the first quarter of 2012.  The decrease reflected a 71 basis point decrease in the average yield of mortgage-backed securities to 1.26% for the first quarter of 2013, compared to 1.97% for the first quarter of 2012.  The average yield was impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $79,000 to $245,000 during the first quarter of 2013, compared to $166,000 during the first quarter of 2012.  The decrease in the average yield was partially offset by a $9.1 million increase in the average balance of mortgage-backed securities to $50.8 million during the first quarter of 2013, compared to $41.7 million during the same period of 2012.

Interest income on other interest-earning assets, which consisted of interest-earning demand and time deposit accounts and federal funds sold, totaled $12,000 during the first quarters of 2013 and 2012.  The average balance of these accounts decreased $4.1 million to $11.6 million for the three months ended March 31, 2013 compared to $15.7 million for the three months ended March 31, 2012.  The decrease in the average balance reflected a decrease in the average balance of federal funds sold.  The average yield on other interest-earning assets increased to 0.40% during the first quarter of 2013 from 0.29% during the first quarter of 2012, reflecting the decrease in the lower-yielding federal funds sold during this same time frame.

Interest Expense:  Total interest expense decreased $135,000, or 22.3%, to $472,000 for the three months ended March 31, 2013 compared to $607,000 for the three months ended March 31, 2012.  The lower interest expense reflects a $135,000 decrease in the cost of deposits.

Interest expense on deposits decreased $135,000 to $469,000 for the three months ended March 31, 2013 compared to $604,000 for the three months ended March 31, 2012.  The decrease in interest expense on deposits was primarily due to a 23 basis point decrease in the average rate paid to 0.80% during the first quarter of 2013 from 1.03% during the first quarter of 2012.  The decrease reflected ongoing low short-term market interest rates during the first quarter of 2013, as well as a change in the composition of our deposits.  The average balance of deposits decreased $1.1 million to $234.7 million for the first quarter of 2013.  The decrease reflected an $11.8 million decrease in the average balance of time deposit accounts, partially offset by a $10.7 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements, totaled $3,000 for the first quarters of 2013 and 2012.  The average rate paid on borrowed funds increased to 0.26% during the first quarter of 2013 compared to 0.25% during the first quarter of 2012.  The average balance of borrowed funds decreased to $4.1 million during the first quarter of 2013 from $4.5 million during the same period of 2012.

Net Interest Income:  As a result of the changes in interest income and expense above, net interest income decreased by $195,000, or 7.3%, to $2.5 million for the three months ended March 31, 2013 from $2.7 million for the three months ended March 31, 2012.  During the prolonged period of low interest rates, we have experienced a contraction in our net interest margin.  Our net interest margin decreased to 3.41% for the first quarter of 2013 from 3.74% for the first quarter of 2012.  Our interest rate spread decreased to 3.26% during the first quarter of 2013 from 3.57% during the first quarter of 2012.  Our ratio of interest earning assets to interest bearing liabilities was 1.22x and 1.19x at March 31, 2013 and March 31, 2012, respectively.

Provision for Loan Losses:  The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012

Balance at beginning of period	$3,339,464	$3,296,607
Charge-offs:
Home equity	-	46,744
Consumer	45,759	2,964
Total	45,759	49,708

Recoveries:
One-to-four family residential	14,631	1,625
Commercial real estate	87,882	-
Commercial business	-	316
Home equity	13,025	525
Consumer	6,726	1,546
Total	122,264	4,012
Net loan charge-offs	(76,505)	45,696
Provisions charged to expense	30,000	80,000
Balance at end of period	$3,445,969	$3,330,911

The provision for loan losses totaled $30,000 during the first quarter of 2013, compared to $80,000 during the first quarter of 2012.  The decrease in the provision for loan losses reflected the decline in loan volume and the level of net recoveries during the first quarter of 2013.  The allowance for loan losses increased $107,000 during 2013 to $3.4 million at March 31, 2013.  The increase in the allowance for loan losses reflected recoveries of $122,000 during 2013, resulting in net recoveries of $77,000 during the three months ended March 31, 2013.  Loans delinquent 30 days or more decreased $456,000 to $2.4 million, or 1.39% of total loans, as of March 31, 2013, from $2.8 million, or 1.61% of total loans, as of December 31, 2012.

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

	March 31, 2013	December 31, 2012
Non-accruing loans:
One-to-four family residential	$1,267,996	$1,203,328
Commercial real estate	312,500	560,073
Commercial business	47,639	51,436
Home equity	251,585	276,877
Consumer	54,555	122,064
Total	$1,934,275	$2,213,778

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
Commercial real estate	137,193	137,193
Total	$137,193	$137,193

Total nonperforming assets	$2,071,468	$2,350,971

Total nonperforming assets as a percentage of total assets	0.65%	0.73%

Nonperforming assets decreased $280,000 to $2.1 million, or 0.65% of total assets, as of March 31, 2013, compared to $2.4 million, or 0.73% of total assets, as of December 31, 2012.  The decrease in nonperforming assets was due to a $270,000 decrease in nonperforming loans, primarily due to the payoff of a $201,000 nonaccrual loan secured by commercial real estate.  The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2013 and December 31, 2012.  All non-accruing loans are automatically placed on the watch list.  The decrease in substandard credits was primarily due to the payoff of the commercial real estate loan discussed above.

	March 31, 2013	December 31, 2012

Special Mention credits	$1,468,799	$1,846,851
Substandard credits	5,731,800	5,945,570
Total watch list credits	$7,200,599	$7,792,421

Non-Interest Income:  Non-interest income increased $382,000, or 34.6%, to $1.5 million for the three months ended March 31, 2013 from $1.1 million for the same period in 2012.  The increase in non-interest income resulted primarily from increases of $359,000 in gains on the sale of available-for-sale securities and $63,000 in commission income, partially offset by a decrease of $47,000 in income from mortgage banking operations.  The increased gains on the sale of securities reflected a higher volume of $14.4 million in sales during the first quarter of 2013, compared to $10.1 million in sales during the first quarter of 2012.  The sales during 2013 were primarily made to reduce the volatility to interest rate changes in municipal bonds and eliminate faster-paying mortgage-backed securities.  The increase in commission income reflected changing market conditions and account rollover activity.  The decrease in mortgage banking income was due to a lower volume of loan sales in 2013 reflecting an increase in mortgage rates.  We sold $7.8 million of loans in the secondary market during the first quarter of 2013, compared to $12.9 million during the same period of 2012.

Non-Interest Expense:  Total non-interest expense increased $68,000, or 2.8%, to $2.5 million for the three months ended March 31, 2013.  The increase in non-interest expense consisted mainly of increases of $34,000 in professional fees and $28,000 in compensation and benefits expense.  The increase in professional fees is due to increased legal expenses.  The increase in compensation and benefits expense is primarily due to higher expenses related to the funding of benefit plans.

Income Taxes:  The provision for income taxes increased $72,000 to $439,000 during the first quarter of 2013 compared to the same period of 2012.  The increase in the income tax provision reflected an increase in taxable income due to higher income levels, partially offset by an increase in tax-exempt income.  The effective tax rate was 30.2% and 28.6% for the first quarters of 2013 and 2012, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At March 31, 2013 and December 31, 2012, cash and cash equivalents totaled $11.3 million and $7.3 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past three months, the most significant sources of funds have been growth in deposits, calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of investment and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At March 31, 2013, the Company had no outstanding FHLB advances and approximately $22.3 million remaining available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at March 31, 2013 and December 31, 2012 were 44.8% and 43.5%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012

Commitments to fund loans	$42,620,513	$34,748,383
Standby letters of credit	368,390	368,390

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at March 31, 2013, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At March 31, 2013, the Bank’s core capital ratio was 11.32% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At March 31, 2013, minimum requirements and the Bank’s actual ratios are as follows:

	March 31, 2013	December 31, 2012	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	11.32%	10.89%	4.00%
Tier 1 Capital to Risk-Weighted Assets	17.26%	16.46%	4.00%
Total Capital to Risk-Weighted Assets	18.51%	17.72%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31,
	2013			2012
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$172,597	$2,346	5.44%	$169,969	$2,541	5.98%
Investment securities	56,237	434	3.09%	58,965	524	3.56%
Mortgage-backed securities	50,781	160	1.26%	41,716	205	1.97%
Other	11,647	12	0.40%	15,721	12	0.29%
Total interest-earning assets	291,262	2,952	4.05%	286,371	3,282	4.58%

Non-interest earnings assets	21,727			21,763
Total assets	$312,989			$308,134

Interest-bearing liabilities:
Deposits	$234,722	$469	0.80%	$235,837	$604	1.03%
Other borrowings	4,100	3	0.26%	4,468	3	0.25%
Total interest-bearing liabilities	238,822	472	0.79%	240,305	607	1.01%

Non-interest bearing liabilities	30,052			25,805
Stockholders’ equity	44,115			42,024

Total liabilities/stockholders’ equity	$312,989			$308,134

Net interest income		$2,480			$2,675

Interest rate spread (average yield earned minus average rate paid)			3.26%			3.57%

Net interest margin (net interest income divided by average interest-earning assets)			3.41%			3.74%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended March 31,
	2013 Compared to 2012
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(234)	$39	$(195)
Investment securities	(66)	(24)	(90)
Mortgage-backed securities	(83)	38	(45)
Other	3	(3)	-
Total net change in income on interest-earning assets	(380)	50	(330)

Interest-bearing liabilities:
Deposits	(132)	(3)	(135)
Other borrowings	-	-	-
Total net change in expense on interest-bearing liabilities	(132)	(3)	(135)

Net change in net interest income	$(248)	$53	$(195)

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

The following table shows projected results at March 31, 2013 and December 31, 2012 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2013		December 31, 2012		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	113	1.00%	(193)	-1.64%	> (20.00)%
+ 200 basis points	121	1.07%	(95)	-0.81%	> (20.00)%
+ 100 basis points	125	1.11%	(34)	-0.29%	> (12.50)%
- 100 basis points	(2)	-0.02%	(503)	-4.26%	> (12.50)%

The table above indicates that as of March 31, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 1.07% increase in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 0.02% decrease in net interest income.

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

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

At March 31, 2013, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.                Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

At March 31, 2013, we had 72,947 shares available under a previously announced share repurchase program, of which no shares were repurchased during the past three months.

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

JACKSONVILLE BANCORP, INC. Registrant

Date: 05/09/2013	/s/ Richard A. Foss
Richard A. Foss President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone Chief Financial Officer