Form 10-Q
period 2013-06-30
Jacksonville Bancorp, Inc.
filed 2013-08-07
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
☐  Yes                      ☒  No

As of August 2, 2013, there were 1,876,030 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

June 30, 2013
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statement of Stockholders’ Equity	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4	Controls and Procedures	54

PART II	OTHER INFORMATION	55

Item 1.	Legal Proceedings	55
Item 1.A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55

	Signatures	56

EXHIBITS

	Section 302 Certifications
	Section 906 Certification
	XBRL Instance Document
	XBRL Taxonomy Extension Schema Document
	XBRL Taxonomy Calculation Linkbase Document
	XBRL Taxonomy Extension Definition Linkbase Document
	XBRL Taxonomy Label Linkbase Document
	XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
ASSETS	2013	2012
	(Unaudited)
Cash and cash equivalents	$7,636,250	$7,293,711
Interest-earning time deposits in banks	2,972,000	2,972,000
Investment securities - available for sale	60,588,605	63,431,342
Mortgage-backed securities - available for sale	49,335,504	51,956,481
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	89,497	96,041
Loans held for sale - net	742,147	711,986
Loans receivable - net of allowance for loan losses of $3,472,536 and $3,339,464 as of
June 30, 2013 and December 31, 2012	168,877,834	173,753,059
Premises and equipment - net	5,601,619	5,654,776
Cash surrender value of life insurance	6,713,570	6,612,642
Accrued interest receivable	2,078,170	2,053,472
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $116,807 and $129,279
as of June 30, 2013 and December 31, 2012	654,477	664,436
Real estate owned	137,193	137,193
Income taxes receivable	253,156	-
Deferred income taxes	2,655,821	464,548
Other assets	1,022,010	1,804,184

Total Assets	$313,198,220	$321,446,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$258,384,484	$258,520,729
Other borrowings	7,097,057	12,740,610
Advance payments by borrowers for taxes and insurance	924,287	832,345
Accrued interest payable	240,747	276,757
Deferred compensation payable	3,839,100	3,707,402
Income taxes payable	-	214,115
Other liabilities	1,435,865	1,033,951
Total liabilities	271,921,540	277,325,909

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,902,530 shares
as of June 30, 2013 and 1,908,556 shares as of December 31, 2012	19,025	19,086
Additional paid-in-capital	15,854,388	15,943,273
Retained earnings	27,074,738	25,585,757
Less: Unallocated ESOP shares	(313,400)	(324,380)
Accumulated other comprehensive income (loss)	(1,358,071)	2,896,593
Total stockholders’ equity	41,276,680	44,120,329

Total Liabilities and Stockholders’ Equity	$313,198,220	$321,446,238

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,299,427	$2,461,445	$4,644,989	$5,001,988
Investment securities	441,778	501,739	876,052	1,026,241
Mortgage-backed securities	171,551	252,869	332,119	458,194
Other	11,958	12,245	23,721	23,766
Total interest income	2,924,714	3,228,298	5,876,881	6,510,189

INTEREST EXPENSE:
Deposits	451,698	583,718	921,148	1,188,464
Other borrowings	2,600	3,892	5,241	6,683
Total interest expense	454,298	587,610	926,389	1,195,147

NET INTEREST INCOME	2,470,416	2,640,688	4,950,492	5,315,042

PROVISION FOR LOAN LOSSES	-	170,000	30,000	250,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,470,416	2,470,688	4,920,492	5,065,042

NON-INTEREST INCOME:
Fiduciary activities	58,007	60,944	124,109	138,720
Commission income	289,711	265,811	598,871	512,228
Service charges on deposit accounts	206,711	208,992	408,137	399,494
Mortgage banking operations, net	75,844	96,606	146,461	213,732
Net realized gains on sales of available-for-sale securities	104,668	301,580	688,899	526,908
Loan servicing fees	91,599	88,767	185,122	179,029
Other	201,268	163,083	362,247	320,057
Total non-interest income	1,027,808	1,185,783	2,513,846	2,290,168

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,585,829	1,602,441	3,186,564	3,175,383
Occupancy and equipment	258,764	241,759	512,430	490,012
Data processing and telecommunications	140,099	140,551	283,522	270,194
Professional	72,077	81,821	157,370	133,250
Postage and office supplies	62,574	68,090	131,238	134,249
Deposit insurance premium	39,226	38,452	77,346	77,419
Other	309,041	337,581	604,019	647,289
Total non-interest expense	2,467,610	2,510,695	4,952,489	4,927,796

INCOME BEFORE INCOME TAXES	1,030,614	1,145,776	2,481,849	2,427,414
INCOME TAXES	270,539	298,713	709,326	665,601

NET INCOME	$760,075	$847,063	$1,772,523	$1,761,813

NET INCOME PER COMMON SHARE - BASIC	$0.41	$0.45	$0.95	$0.93
NET INCOME PER COMMON SHARE - DILUTED	$0.41	$0.45	$0.95	$0.93

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net Income	$760,075	$847,063	$1,772,523	$1,761,813

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(1,713,570) and $431,054 for the three months ended June 30, 2013 and 2012, respectively, and $(1,957,571) and $484,101 for the six months ended June 30, 2013 and 2012, respectively.	(3,326,340)	836,753	(3,799,991)	939,724
Less: reclassification adjustment for realized gains included in net income, net of taxes of $35,587 and $102,537, for the three months ended June 30, 2013 and 2012, respectively, and $234,226 and $179,149 for the six months ended June 30, 2013 and 2012, respectively.	69,081	199,043	454,673	347,759
	(3,395,421)	637,710	(4,254,664)	591,965

Comprehensive Income (Loss)	$(2,635,346)	$1,484,773	$(2,482,141)	$2,353,778

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2012	$19,086	$15,943,273	$25,585,757	$(324,380)	$2,896,593	$44,120,329

Net Income	-	-	1,772,523	-	-	1,772,523

Other comprehensive income (loss)	-	-	-	-	(4,254,664)	(4,254,664)

Stock repurchases	(108)	(208,501)	-	-	-	(208,609)

Exercise of stock options	59	86,834	-	-	-	86,893
Less purchase/retirement of stock	(12)	(23,442)	-	-	-	(23,454)
Tax benefit of non-qualified options	-	1,796	-	-	-	1,796
Vesting options expense	-	44,711	-	-	-	44,711

Shares held by ESOP, committed to be released	-	9,717	-	10,980	-	20,697

Dividends ($0.15 per share)	-	-	(283,542)	-	-	(283,542)

BALANCE, JUNE 30, 2013	$19,025	$15,854,388	$27,074,738	$(313,400)	$(1,358,071)	$41,276,680

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,772,523	$1,761,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	188,640	166,365
Amortization of investment premiums and discounts, net	574,012	334,966
Accretion of loan discounts	(259)	(37,228)
Net realized gains on sales of available-for-sale securities	(688,899)	(526,908)
Provision for loan losses	30,000	250,000
Mortgage banking operations, net	(146,461)	(213,732)
Gain on sale of real estate owned	-	(30,609)
Shares held by ESOP commited to be released	20,697	16,725
Tax benefit related to stock options exercised	1,796	1,291
Stock option compensation expense	44,711	22,479
Changes in income taxes payable	(467,271)	(205,437)
Changes in assets and liabilities	1,154,674	357,497
Net cash provided by operations before loan sales	2,484,163	1,897,222
Origination of loans for sale to secondary market	(14,825,738)	(23,066,615)
Proceeds from sales of loans to secondary market	14,951,997	23,082,599
Net cash provided by operating activities	2,610,422	1,913,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(26,942,590)	(33,802,052)
Purchases of interest-earning time deposits in other banks	-	(496,000)
Maturity or call of investment securities available-for-sale	1,500,000	7,328,000
Sale of investment securities available-for-sale	18,021,637	14,854,329
Principal payments on mortgage-backed and investment securities	6,559,637	4,707,101
Purchase of bank-owned life insurance	-	(2,000,000)
Proceeds from sale of real estate owned	-	327,395
Net (increase) decrease in loans	4,845,484	(1,551,536)
Additions to premises and equipment	(135,483)	(219,979)

Net cash provided by (used in) investing activities	3,848,685	(10,852,742)

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(136,245)	$7,312,687
Net decrease in other borrowings	(5,643,553)	(408,050)
Increase in advance payments by borrowers for taxes and insurance	91,942	212,046
Exercise of stock options	86,893	15,499
Purchase and retirement of treasury stock related to stock options	(23,454)	-
Stock repurchases	(208,609)	-
Dividends paid - common stock	(283,542)	(282,562)

Net cash provided by (used in) financing activities	(6,116,568)	6,849,620

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	342,539	(2,089,916)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,293,711	11,387,947

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,636,250	$9,298,031

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$957,159	$1,213,658
Interest on other borrowings	5,241	6,683
Income taxes paid	1,176,073	872,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$-	$217,130
Loans to facilitate sales of real estate owned	-	42,750

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2013 and December 31, 2012 and the results of its operations for the three and six month periods ended June 30, 2013 and 2012.  The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 filed as an exhibit to the Company’s Form 10-K filed in March, 2013.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

The following reflects earnings per share calculations for basic and diluted methods:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income available to common
shareholders	$760,075	$847,063	$1,772,523	$1,761,813

Basic average shares outstanding	1,869,499	1,886,211	1,873,692	1,885,638

Diluted potential common shares:
Stock option equivalents	299	475	284	326
Diluted average shares outstanding	1,869,798	1,886,686	1,873,976	1,885,964

Basic earnings per share	$0.41	$0.45	$0.95	$0.93

Diluted earnings per share	$0.41	$0.45	$0.95	$0.93

Stock options for 100,335 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ending June 30, 2013, because they were anti-dilutive.  Stock options for 104,035 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods ending June 30, 2012, because they were anti-dilutive.

4.	STOCK–BASED COMPENSATION

In connection with our 2010 second step conversion and related stock offering, the ESOP purchased an additional 41,614 shares for its Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees.  The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets.  Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 20 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years.  Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.  Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

A summary of ESOP shares at June 30, 2013 and 2012 is shown below.
	June 30, 2013	June 30, 2012
Unearned shares	31,340	34,983
Shares committed for release	1,098	1,079
Allocated shares	56,292	52,815
Total ESOP shares	88,730	88,877

Fair value of unearned shares	$597,340	$591,213

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock.  The stock options vest over a five-year period and expire ten years after issuance.  Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the six months ended June 30, 2013.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2012	107,338	$15.60
Granted	-
Exercised	(5,902)	15.03
Forfeited	-	-

Outstanding, June 30, 2013	101,436	$15.63	8.66	$347,735

Exercisable, June 30, 2013	18,251	$15.55	8.27	$64,075

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.  The value is based upon a closing price of $19.06 per share on June 30, 2013.

5.	LOAN PORTFOLIO COMPOSITION

At June 30, 2013 and December 31, 2012, the composition of the Company’s loan portfolio is shown below.

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$41,156,553	24.4%	$41,386,147	23.8%
Commercial	33,004,015	19.5	30,973,177	17.8
Agricultural	37,077,179	22.0	37,392,116	21.5
Home equity	11,652,179	6.9	12,733,963	7.3
Total real estate loans	122,889,926	72.8	122,485,403	70.5

Commercial loans	24,400,611	14.4	29,046,437	16.7
Agricultural loans	10,676,640	6.3	10,982,491	6.3
Consumer loans	14,361,986	8.5	14,571,819	8.4
Total loans receivable	172,329,163	102.0	177,086,150	101.9

Less:
Net deferred loan fees	(21,207)	(0.0)	(6,373)	(0.0)
Allowance for loan losses	3,472,536	2.0	3,339,464	1.9
Total loans receivable, net	$168,877,834	100.0%	$173,753,059	100.0%

The Company believes that originating or purchasing sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus lending efforts on the types, locations, and duration of loans most appropriate for the business model and markets. The Company’s principal lending activities include the origination of one-to four-family residential mortgage loans, multi-family loans, commercial real estate loans, agricultural loans, home equity lines of credits, commercial business loans, and consumer loans. The primary lending market includes the Illinois counties of Morgan, Macoupin and Montgomery. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended June 30, 2013, June 30, 2012, and December 31, 2012.

	June 30, 2013
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
April 1, 2013	$779,243	$837,443	$183,780	$227,620	$959,663	$44,570	$173,674	$239,976	$3,445,969
Provision charged to
expense	48,470	(67,621)	1,606	(11,574)	11,911	8,813	(6,715)	15,110	-
Losses charged off	-	-	-	-	-	-	(6,427)	-	(6,427)
Recoveries	840	23,687	-	525	7,341	-	601	-	32,994
Ending balance,
June 30, 2013	$828,553	$793,509	$185,386	$216,571	$978,915	$53,383	$161,133	$255,086	$3,472,536

Beginning Balance,
January 1, 2013	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464
Provision charged to
expense	72,053	(146,933)	35,818	(125,975)	37,323	9,453	54,518	93,743	30,000
Losses charged off	-	-	-	-	-	-	(52,186)	-	(52,186)
Recoveries	15,471	111,569	-	13,550	7,341	-	7,327	-	155,258
Ending balance,
June 30, 2013	$828,553	$793,509	$185,386	$216,571	$978,915	$53,383	$161,133	$255,086	$3,472,536

Ending balance:
individually evaluated
for impairment	$-	$231,740	$-	$-	$648,701	$-	$-	$-	$880,441
Ending balance:
collectively evaluated
for impairment	$828,553	$561,769	$185,386	$216,571	$330,214	$53,383	$161,133	$255,086	$2,592,095

Loans:
Ending balance	$41,156,553	$33,004,015	$37,077,179	$11,652,179	$24,400,611	$10,676,640	$14,361,986	$-	$172,329,163
Ending balance:
individually evaluated
for impairment	$420,195	$1,366,682	$-	$64,765	$690,046	$-	$6,505	$-	$2,548,193
Ending balance:
collectively evaluated
for impairment	$40,736,358	$31,637,333	$37,077,179	$11,587,414	$23,710,565	$10,676,640	$14,355,481	$-	$169,780,970

	June 30, 2012
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
April 1, 2012	$667,641	$1,098,838	$123,105	$349,467	$708,016	$62,562	$128,927	$192,355	$3,330,911
Provision charged to
expense	11,488	119,900	(74,187)	(9,516)	103,614	(26,528)	80,192	(34,963)	170,000
Losses charged off	(70,295)	(257,043)	-	(20,000)	-	-	(50,421)	-	(397,759)
Recoveries	20,618	-	-	5,980	-	-	753	-	27,351
Ending balance,
June 30, 2012	$629,452	$961,695	$48,918	$325,931	$811,630	$36,034	$159,451	$157,392	$3,130,503

Beginning Balance,
January 1, 2012	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607
Provision charged to
expense	(19,719)	111,153	(66,236)	76,761	99,450	(22,394)	72,152	(1,167)	250,000
Losses charged off	(70,295)	(257,043)	-	(66,744)	-	-	(53,385)	-	(447,467)
Recoveries	22,243	-	-	6,505	316	-	2,299	-	31,363
Ending balance,
June 30, 2012	$629,452	$961,695	$48,918	$325,931	$811,630	$36,034	$159,451	$157,392	$3,130,503

Ending balance:
individually evaluated
for impairment	$-	$137,608	$-	$-	$515,688	$-	$7,359	$-	$660,655
Ending balance:
collectively evaluated
for impairment	$629,452	$824,087	$48,918	$325,931	$295,942	$36,034	$152,092	$157,392	$2,469,848

Loans:
Ending balance	$41,293,201	$37,868,011	$32,612,241	$14,226,553	$23,953,566	$10,263,526	$14,939,089	$-	$175,156,187
Ending balance:
individually evaluated
for impairment	$286,800	$1,389,183	$-	$58,090	$752,809	$-	$7,359	$-	$2,494,241
Ending balance:
collectively evaluated
for impairment	$41,006,401	$36,478,828	$32,612,241	$14,168,463	$23,200,757	$10,263,526	$14,931,730	$-	$172,661,946

	December 31, 2012
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2011	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607
Provision charged to
expense	99,055	(11,157)	34,414	86,076	219,102	(14,498)	74,224	2,784	490,000
Losses charged off	(82,192)	(356,270)	-	(80,126)	-	-	(66,958)	-	(585,546)
Recoveries	26,943	88,715	-	13,637	3,285	-	5,823	-	138,403
Ending balance,
December 31, 2012	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464

Ending balance:
individually evaluated
for impairment	$-	$262,177	$-	$-	$610,779	$-	$6,185	$-	$879,141
Ending balance:
collectively evaluated
for impairment	$741,029	$566,696	$149,568	$328,996	$323,472	$43,930	$145,289	$161,326	$2,460,306

Loans:
Ending balance	$41,386,147	$30,973,177	$37,392,116	$12,733,963	$29,046,437	$10,982,491	$14,571,819	$-	$177,086,150
Ending balance:
individually evaluated
for impairment	$339,513	$1,603,956	$-	$56,677	$728,672	$-	$14,392	$-	$2,743,210
Ending balance:
collectively evaluated
for impairment	$41,046,634	$29,369,221	$37,392,116	$12,677,286	$28,317,765	$10,982,491	$14,557,427	$-	$174,342,940

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2013 and December 31, 2012.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Rating:
Pass	$37,889,742	$38,123,451	$30,644,616	$28,283,081	$37,077,179	$37,392,116	$10,972,110	$11,919,440
Special Mention	910,740	1,273,558	146,921	187,936	-	-	242,777	272,563
Substandard	2,356,071	1,989,138	2,212,478	2,502,160	-	-	437,292	541,960
Total	$41,156,553	$41,386,147	$33,004,015	$30,973,177	$37,077,179	$37,392,116	$11,652,179	$12,733,963

	Commercial		Agricultural		Consumer		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Rating:
Pass	$23,696,812	$28,301,663	$10,676,640	$10,982,491	$14,184,401	$14,291,487	$165,141,500	$169,293,729
Special Mention	-	849	-	-	96,419	111,945	1,396,857	1,846,851
Substandard	703,799	743,925	-	-	81,166	168,387	5,790,806	5,945,570
Total	$24,400,611	$29,046,437	$10,676,640	$10,982,491	$14,361,986	$14,571,819	$172,329,163	$177,086,150

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$389,717	$86,357	$783,457	$1,259,531	$39,897,022	$41,156,553	$75,011
Commercial real estate	17,242	-	259,791	277,033	32,726,982	33,004,015	-
Agricultural real estate	-	-	-	-	37,077,179	37,077,179	-
Home equity	143,748	62,047	103,900	309,695	11,342,484	11,652,179	-
Commercial	-	-	-	-	24,400,611	24,400,611	-
Agricultural	-	-	-	-	10,676,640	10,676,640	-
Consumer	127,237	21,274	28,845	177,356	14,184,630	14,361,986	-
Total	$677,944	$169,678	$1,175,993	$2,023,615	$170,305,548	$172,329,163	$75,011

	December 31, 2012
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$727,315	$213,126	$984,996	$1,925,437	$39,460,710	$41,386,147	$-
Commercial real estate	-	-	279,622	279,622	30,693,555	30,973,177	-
Agricultural real estate	-	-	-	-	37,392,116	37,392,116	-
Home equity	158,414	70,596	136,508	365,518	12,368,445	12,733,963	-
Commercial	-	-	-	-	29,046,437	29,046,437	-
Agricultural	-	-	-	-	10,982,491	10,982,491	-
Consumer	181,171	64,390	33,692	279,253	14,292,566	14,571,819	-
Total	$1,066,900	$348,112	$1,434,818	$2,849,830	$174,236,320	$177,086,150	$-

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

The following tables present impaired loans at or for the three and six months ended June 30, 2013 and the year ended December 31, 2012.

	Three Months Ended June 30, 2013
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$420,195	$420,195	$-	$421,929	$3,260	$1,552
Commercial real estate	166,587	166,587	-	221,892	6,798	6,759
Home equity	64,756	64,756	-	53,741	962	954
Consumer	6,605	6,605	-	6,907	122	130
Loans with a specific allowance:
Commercial real estate	1,200,095	1,200,095	231,740	1,206,167	15,872	16,536
Commercial	690,046	690,046	648,701	731,642	7,724	7,809
Total:
One-to-four family residential	420,195	420,195	-	421,929	3,260	1,552
Commercial real estate	1,366,682	1,366,682	231,740	1,428,059	22,670	23,295
Commercial	690,046	690,046	648,701	731,642	7,724	7,809
Home equity	64,765	64,765	-	53,741	962	954
Consumer	6,505	6,505	-	6,907	122	130
Total	$2,548,193	$2,548,193	$880,441	$2,642,278	$34,738	$33,740

	Six Months Ended June 30, 2013
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$420,195	$420,195	$-	$423,155	$7,502	$5,729
Commercial real estate	166,587	166,587	-	216,917	6,798	6,759
Home equity	64,765	64,765	-	48,879	1,825	1,815
Consumer	6,505	6,505	-	7,385	259	239
Loans with a specific allowance:
Commercial real estate	1,200,095	1,200,095	231,740	1,222,921	38,506	39,059
Commercial	690,046	690,046	648,701	739,709	17,440	17,839
Total:
One-to-four family residential	420,195	420,195	-	423,155	7,502	5,729
Commercial real estate	1,366,682	1,366,682	231,740	1,439,838	45,304	45,818
Commercial	690,046	690,046	648,701	739,709	17,440	17,839
Home equity	64,765	64,765	-	48,879	1,825	1,815
Consumer	6,505	6,505	-	7,385	259	239
Total	$2,548,193	$2,548,193	$880,441	$2,658,966	$72,330	$71,440

	Year Ended December 31, 2012
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$339,513	$339,513	$-	$343,593	$17,163	$16,909
Commercial real estate	201,135	201,135	-	205,756	27,727	16,136
Home equity	56,677	56,677	-	57,934	4,087	4,162
Consumer	8,207	8,207	-	9,795	495	422
Loans with a specific allowance:
Commercial real estate	1,402,821	1,402,821	262,177	1,443,005	91,130	91,075
Commercial	728,672	728,672	610,779	780,979	44,887	52,898
Consumer	6,185	6,185	6,185	7,096	573	576
Total:
One-to-four family residential	339,513	339,513	-	343,593	17,163	16,909
Commercial real estate	1,603,956	1,603,956	262,177	1,648,761	118,857	107,211
Commercial	728,672	728,672	610,779	780,979	44,887	52,898
Home equity	56,677	56,677	-	57,934	4,087	4,162
Consumer	14,392	14,392	6,185	16,891	1,068	998
Total	$2,743,210	$2,743,210	$879,141	$2,848,158	$186,062	$182,178

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

The following table presents the recorded balance, at original cost, of TDR’s, as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012

One-to-four family residential	$616,734	$267,916
Commercial real estate	1,086,089	1,011,350
Agricultural real estate	-	-
Home equity	81,824	84,123
Commercial loans	662,382	701,271
Agricultural loans	-	-
Consumer loans	33,146	91,206

Total	$2,480,175	$2,155,866

The following table presents the recorded balance, at original cost, of TDR’s, which were performing according to the terms of the restructuring, as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012

One-to-four family residential	$505,942	$127,399
Commercial real estate	1,086,089	983,450
Agricultural real estate	-	-
Home equity	76,683	84,123
Commercial loans	662,382	701,271
Agricultural loans	-	-
Consumer loans	33,146	89,045

Total	$2,364,242	$1,985,288

The following tables present loans modified as TDR’s during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	3	$234,015	6	$383,982
Commercial real estate	-	-	2	114,567
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	2	14,151

Total	3	$234,015	10	$512,700

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$44,267
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	1	6,041
Commercial loans	2	269,909	2	269,909
Agricultural loans	-	-	-	-
Consumer loans	2	18,818	2	18,818

Total	4	$288,727	6	$339,035

2013 Modifications
During the six month period ended June 30, 2013, the Company modified six one-to-four family residential real estate loans, with a recorded investment of $383,982, which were deemed to be TDR’s.  One modification was made to combine notes and capitalize interest.  Two of the modifications involved rate concessions.  Three of the modifications were made to renew notes and capitalize real estate taxes.  None of the modifications resulted in a write-off of the principal balance.

The Company also modified two commercial real estate loans with a recorded investment of $114,567.  Both modifications were made for the same borrower to provide some payment concessions while trying to sell the property.  The modification did not result in a reduction of the contractual interest rate or a write-off of the principal balance.

The Company also modified two consumer loans with a recorded investment of $14,151.  One modification was made to combine notes and capitalize interest.  The second modification was a renewal with a rate concession.  Neither modification resulted in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.  During the six month period ended June 30, 2013, two residential real estate loans of $110,792 and one home equity loan of $5,141 that were considered TDR’s defaulted as they were more than 90 days past due at June 30, 2013.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

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

The following table presents the Company’s nonaccrual loans at June 30, 2013 and December 31, 2012.  This table excludes performing troubled debt restructurings.

	June 30, 2013	December 31, 2012

One-to-four family residential	$1,326,814	$1,203,328
Commercial real estate	386,637	560,073
Agricultural real estate	-	-
Home equity	226,870	276,877
Commercial loans	44,253	51,436
Agricultural loans	-	-
Consumer loans	41,580	122,064

Total	$2,026,154	$2,213,778

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2013:
U.S. government and agencies	$11,303,602	$132,720	$(284,471)	$11,151,851
Mortgage-backed securities (government-
sponsored enterprises - residential)	50,357,410	342,900	(1,364,806)	49,335,504
Municipal bonds	50,320,780	1,146,753	(2,030,779)	49,436,754
	$111,981,792	$1,622,373	$(3,680,056)	$109,924,109

December 31, 2012:
U.S. government and agencies	$10,090,835	$248,601	$(10,556)	$10,328,880
Mortgage-backed securities (government-
sponsored enterprises - residential)	50,917,555	1,134,245	(95,319)	51,956,481
Municipal bonds	49,990,655	3,264,169	(152,362)	53,102,462
	$110,999,045	$4,647,015	$(258,237)	$115,387,823

The amortized cost and fair value of available-for-sale securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$100,814	$101,369
One to five years	10,272,899	10,634,124
Five to ten years	22,312,885	22,240,606
After ten years	28,937,784	27,612,506
	61,624,382	60,588,605
Mortgage-backed securities (government-
sponsored enterprises - residential)	50,357,410	49,335,504
	$111,981,792	$109,924,109

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $19,169,000 at June 30, 2013 and $24,371,000 at December 31, 2012.

The carrying value of securities sold under agreement to repurchase amounted to $7,444,000 at June 30, 2013 and $13,706,000 at December 31, 2012.

Gross gains of $689,000 and $527,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2013 and 2012, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2013 and December 31, 2012 were $65,000,000, and $23,956,000, respectively, which were approximately 59.1% and 20.8% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2013 and December 31, 2012.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
June 30, 2013:
Municipal bonds	$(2,019,789)	$22,730,151	$(10,990)	$158,375	$(2,030,779)	$22,888,526
U.S. government and agencies	(284,471)	6,002,570	-	-	(284,471)	6,002,570
Subtotal	(2,304,260)	28,732,721	(10,990)	158,375	(2,315,250)	28,891,096
Mortgage-backed securities
(government sponsored
enterprises - residential)	(1,364,806)	36,109,729	-	-	$(1,364,806)	$36,109,729
Total	$(3,669,066)	$64,842,450	$(10,990)	$158,375	$(3,680,056)	$65,000,825

December 31, 2012:
Municipal bonds	$(152,362)	$7,237,453	$-	$-	$(152,362)	$7,237,453
U.S. government and agencies	(10,556)	545,291	-	-	(10,556)	545,291
Subtotal	(162,918)	7,782,744	-	-	(162,918)	7,782,744
Mortgage-backed securities
(government sponsored
enterprises - residential)	(95,319)	16,172,999	-	-	(95,319)	16,172,999
Total	$(258,237)	$23,955,743	$-	$-	$(258,237)	$23,955,743

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30, 2013	December 31, 2012
Net unrealized gains (losses) on securities
available-for-sale	$(2,057,683)	$4,388,778
Tax effect	699,612	(1,492,185)
Net-of-tax amount	$(1,358,071)	$2,896,593

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six months ended June 30, 2013 and 2012, were as follows:

	Amounts Reclassified
	from AOCI
	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	Statements of Income
Unrealized gains (losses) on					Net realized gains on sales of
available-for-sale securities	$104,668	$301,580	$688,899	$526,908	available-for-sale securities
Tax effect	(35,587)	(102,537)	(234,226)	(179,149)	Income taxes
Total reclassification out
of AOCI	$69,081	$199,043	$454,673	$347,759	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements

The following table presents the fair value measurements of assets  recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		June 30, 2013
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$11,151,851	$-	$11,151,851	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	49,335,504	-	49,335,504	-
Municipal bonds	49,436,754	-	49,436,754	-

		December 31, 2012
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$10,328,880	$-	$10,328,880	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	51,956,481	-	51,956,481	-
Municipal bonds	53,102,462	-	53,102,462	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended June 30, 2013.

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

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

June 30, 2013
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$598,272	$-	$-	$598,272
Real estate owned	137,193	-	-	137,193

December 31, 2012
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$1,032,580	$-	$-	$1,032,580
Real estate owned	137,193	-	-	137,193

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  Fair value adjustments on impaired loans were $(7,485) at June 30, 2013 and $(183,319) at December 31, 2012.

Real Estate Owned – The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  Fair value adjustments on impaired loans were $0 at June 30, 2013 and $(56,193) at December 31, 2012

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at 6/30/13	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real estate owned	$137,193	Market comparable properties	Comparability adjustments (%)	Not available

Collateral-dependent impaired loans	598,272	Market comparable properties	Marketability discount	20% – 30%(25%)

	Fair Value at 12/31/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real estate owned	$137,193	Market comparable properties	Comparability adjustments (%)	(26%)

Collateral-dependent impaired loans	1,032,580	Market comparable properties	Marketability discount	20% – 30%(25%)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

	June 30, 2013
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,636,250	$7,636,250	$-	$-
Interest earning time deposits in banks	2,972,000	-	2,972,000	-
Other investments	89,497	-	89,497	-
Loans held for sale	742,147	-	742,147	-
Loans, net of allowance for loan losses	168,877,834	-	-	167,198,862
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,078,170	-	2,078,170	-
Financial Liabilities
Deposits	258,384,484	-	141,533,115	119,819,125
Short-term borrowings	7,097,057	-	7,097,057	-
Advances from borrowers for taxes and insurance	924,287	-	924,287	-
Interest payable	240,747	-	240,747	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	December 31, 2012
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,293,711	$7,293,711	$-	$-
Interest earning time deposits in banks	2,972,000	-	2,972,000	-
Other investments	96,041	-	96,041	-
Loans held for sale	711,986	-	711,986	-
Loans, net of allowance for loan losses	173,753,059	-	-	172,609,490
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,053,472	-	2,053,472	-
Financial Liabilities
Deposits	258,520,729	-	135,656,067	125,864,749
Short-term borrowings	12,740,610	-	12,740,610	-
Advances from borrowers for taxes and insurance	832,345	-	832,345	-
Interest payable	276,757	-	276,757	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the six month period ending June 30, 2013 and the year ended December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Balance, beginning of year	$664,436	$697,733
Servicing rights capitalized	63,515	219,975
Amortization of servicing rights	(85,946)	(297,784)
Change in valuation allowance	12,472	44,512
Balance, end of period	$654,477	$664,436

Activity in the valuation allowance for mortgage servicing rights for the six month period ending June 30, 2013 and the year ended December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Balance, beginning of year	$129,279	$173,791
Additions	-	-
Reductions	(12,472)	(44,512)
Balance, end of period	$116,807	$129,279

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2013 and 2012 is shown below.

	June 30, 2013	June 30, 2012
Computed at the statutory rate (34%)	$843,829	$825,321
Increase (decrease) resulting from
Tax exempt interest	(249,632)	(268,978)
State income taxes, net	146,828	141,573
Increase in cash surrender value	(32,555)	(32,054)
Other, net	856	(261)

Actual tax expense	$709,326	$665,601

12.	COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers in the way of commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  Substantially all of the Company's loans are to borrowers located in Cass, Morgan, Macoupin, Montgomery, and surrounding counties in Illinois.

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

Financial Condition

June 30, 2013 Compared to December 31, 2012

Total assets decreased by $8.2 million, or 2.6%, to $313.2 million at June 30, 2013 from $321.4 million at December 31, 2012.  Net loans (excluding loans held for sale) decreased $4.9 million, or 2.8%, to $168.9 million at June 30, 2013 from $173.8 million at December 31, 2012.  The decrease in loans is primarily due to a decrease of $4.6 million in commercial business loans reflecting payments on lines of credit.  The loan portfolio continues to be affected by low loan demand.  Available-for-sale investment and mortgage-backed securities decreased $5.5 million, or 4.7%, to $109.9 million at June 30, 2013.  This decrease is primarily due to a decrease of $6.4 million in unrealized gains on these investments due to changes in market rates.  The tax effect of this decrease in unrealized gains on available-for-sale investments contributed to the $2.2 million increase in deferred income taxes.  At June 30, 2013 and December 31, 2012, goodwill totaled $2.7 million.  At these dates, our goodwill was not impaired.

Total deposits decreased $136,000, or 0.1%, to $258.4 million at June 30, 2013 from $258.5 million at December 31, 2012.  The decrease reflects a $6.0 million decrease in time deposits, partially offset by a $5.9 million increase in lower-cost transaction accounts.  Transaction accounts have continued to grow as customers have preferred to maintain short-term, liquid deposits in the current low-rate environment.  Other borrowings, which consisted of overnight repurchase agreements, decreased $5.6 million, or 44.3%, to $7.1 million at June 30, 2013.  The repurchase agreements are a cash management service provided to our commercial deposit customers.  This decrease reflects the withdrawal of seasonal deposits from our agricultural business customers.

Stockholders’ equity decreased $2.8 million, or 6.5%, to $41.3 million at June 30, 2013.  The decrease in stockholders’ equity was the result of a change of $4.3 million in other comprehensive loss, the payment of $284,000 in dividends and $209,000 in stock repurchases, which was partially offset by net income of $1.8 million.  Other comprehensive loss consisted of a decrease in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General:  Net income for the three months ended June 30, 2013 was $760,000, or $0.41 per common share, basic and diluted, compared to net income of $847,000, or $0.45 per common share, basic and diluted, for the three months ended June 30, 2012.  The $87,000 decrease in net income was due to decreases of $170,000 in net interest income and $158,000 in non-interest income, partially offset by decreases of $170,000 in the provision for loan losses, $43,000 in non-interest expense, and $28,000 in income taxes.

Interest Income:  Total interest income for the three months ended June 30, 2013 decreased $303,000, or 9.4%, to $2.9 million from $3.2 million for the same period of 2012.  The decrease in interest income reflected decreases of $162,000 in interest income on loans, $60,000 in interest income on investment securities, and $81,000 in interest income on mortgage-backed securities.  As noted below, the changes in the composition of our interest-earning assets reflects the investment in investment and mortgage-backed securities during a time when satisfactory loan origination opportunities were lacking.

Interest income on loans decreased $162,000 to $2.3 million for the second quarter of 2013 due to decreases in the average yield and average balance of loans.  The average yield decreased 33 basis points to 5.37% for the second quarter of 2013, compared to 5.70% for the second quarter of 2012.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio decreased $1.4 million to $171.3 million during the second quarter of 2013.  The decrease in the average balance of the loan portfolio reflected a decrease in the average balance of residential real estate loans, reflecting the volume of loans refinanced and subsequently sold into the secondary market.

Interest income on investment securities decreased $60,000 to $442,000 for the second quarter of 2013 compared to the second quarter of 2012. The decrease reflected a decrease in the average yield of investment securities to 2.95% during the second quarter of 2013 from 3.43% during the second quarter of 2012.  The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.  The decrease in the average yield was partially offset by an increase of $1.3 million in the average balance of the investment securities portfolio to $59.9 million during the second quarter of 2013, compared to $58.6 million for the second quarter of 2012.

Interest income on mortgage-backed securities decreased $81,000 to $172,000 for the second quarter of 2013, compared to $253,000 for the second quarter of 2012.  The decrease reflected an 82 basis point decrease in the average yield of mortgage-backed securities to 1.37% for the second quarter of 2013, compared to 2.19% for the second quarter of 2012.  The average yield was impacted by higher premium amortization resulting from faster prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased to $225,000 during the second quarter of 2013, compared to $164,000 during the second quarter of 2012.  The decrease in the average yield was partially offset by a $4.0 million increase in the average balance of mortgage-backed securities to $50.2 million during the second quarter of 2013.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, totaled $12,000 during the second quarters of 2013 and 2012.  The average balance of these accounts decreased $2.2 million to $10.5 million for the three months ended June 30, 2013 compared to $12.7 million for the three months ended June 30, 2012.  The decrease in the average balance reflected a decrease in the average balance of federal funds sold.  The average yield on other interest-earning assets increased to 0.46% during the second quarter of 2013 from 0.39% during the second quarter of 2012, reflecting the decrease in the lower-yielding federal funds sold during this same time frame.

Interest Expense:  Total interest expense decreased $133,000, or 22.7%, to $454,000 for the three months ended June 30, 2013 compared to $587,000 for the three months ended June 30, 2012.  The lower interest expense was primarily due to a $132,000 decrease in the cost of deposits.

Interest expense on deposits decreased $132,000 to $452,000 for the second quarter of 2013 compared to $584,000 for the second quarter of 2012.  The decrease in interest expense on deposits was primarily due to a 21 basis point decrease in the average rate paid on deposits to 0.77% during the second quarter of 2013 from 0.98% during the second quarter of 2012.  The decrease reflected ongoing low short-term market interest rates during 2013, as well as a change in the composition of our deposits.  The average balance of deposits decreased $3.9 million to $233.6 million for the second quarter of 2013.  The decrease reflected a $16.1 million decrease in the average balance of time deposit accounts, partially offset by a $12.2 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds decreased $1,000 to $3,000 for the second quarter of 2013 due to a decrease in the average cost of borrowings.  The average rate paid on borrowed funds decreased to 0.17% during the second quarter of 2013 compared to 0.29% during the second quarter of 2012.  The average balance of borrowed funds was $6.0 million for the second quarter of 2013 compared to $5.4 million for the second quarter of 2012.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income decreased by $170,000, or 6.5%, to $2.5 million for the three months ended June 30, 2013 from $2.6 million for the three months ended June 30, 2012.  During the prolonged period of low interest rates, we have experienced a continuing contraction in our net interest margin.  Our net interest margin decreased 25 basis points to 3.39% for the second quarter of 2013 from 3.64% for the second quarter of 2012.  Our interest rate spread decreased by 23 basis points to 3.25% during the second quarter of 2013 from 3.48% during the second quarter of 2012.  Our ratio of interest earning assets to interest bearing liabilities was 1.22x and 1.19x at June 30, 2013 and June 30, 2012, respectively

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

No provision for loan losses was made during the second quarter of 2013, compared to $170,000 during the second quarter of 2012.  The decrease in the provision for loan losses reflected the decline in loan volume and the level of net recoveries during 2013.  Net recoveries equaled $27,000 during the second quarter of 2013 compared to net charge-offs of $370,000 during the second quarter of 2012.

The allowance for loan losses increased $342,000 to $3.5 million at June 30, 2013 from $3.1 million at June 30, 2012.  Loans delinquent 30 days or more decreased $826,000 to $2.0 million, or 1.19% of total loans, as of June 30, 2013, from $2.8 million, or 1.61% of total loans, as of December 31, 2012.  Loans delinquent 30 days or more totaled $1.8 million, or 1.02% of total loans at June 30, 2012.

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

	June 30, 2013	December 31, 2012

Non-accruing loans:
One-to-four family residential	$1,326,814	$1,203,328
Commercial real estate	386,637	560,073
Commercial business	44,253	51,436
Home equity	226,870	276,877
Consumer	41,580	122,064
Total	$2,026,154	$2,213,778

Accruing loans delinquent more than 90 days:
One-to-four family residential	75,011	-
Total	$75,011	$-

Real estate owned:
Commercial real estate	137,193	137,193
Total	$137,193	$137,193

Total nonperforming assets	$2,238,358	$2,350,971

Total as a percentage of total assets	0.71%	0.73%

Nonperforming assets decreased $113,000 to $2.2 million, or 0.71% of total assets, as of June 30, 2013, compared to $2.4 million, or 0.73% of total assets, as of December 31, 2012.  The decrease in nonperforming assets was due to a decrease in nonperforming loans, as real estate owned remained steady.  Nonperforming loans decreased to $2.1 million as of June 30, 2013, from $2.2 million at December 31, 2012.  The decrease in nonperforming loans primarily reflected the payoff of a $201,000 nonaccrual loan secured by commercial real estate.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2013 and December 31, 2012.  All non-accruing loans are automatically placed on the watch list.  The decrease in Substandard credits reflected the payoff of the commercial real estate loan noted above.  The decrease in Special Mention credits primarily reflected the improvement and upgrade of several smaller borrowers totaling $382,000.

	June 30, 2013	December 31, 2012

Special Mention credits	$1,396,857	$1,846,851
Substandard credits	5,790,806	5,945,570
Total watch list credits	$7,187,663	$7,792,421

Non-Interest Income:  Non-interest income decreased $158,000, or 13.3%, to $1.0 million for the three months ended June 30, 2013 from $1.2 million for the same period in 2012.  The decrease in non-interest income resulted primarily from decreases of $197,000 in gains on the sale of available-for-sale securities and $21,000 in net income from mortgage banking operations, partially offset by an increase of $24,000 in commission income.  The decrease in gains on the sale of securities reflected changing market conditions and a lower volume of securities sold as $3.6 million were sold during the second quarter of 2013 compared to $4.7 million during the same period of 2012.  The decrease in mortgage banking income was due to a lower volume of loan sales, reflecting an increase in mortgage rates.  We sold $7.4 million of loans to the secondary market during the second quarter of 2013, compared to $9.8 million during the same period of 2012.  The increase in commission income reflected improved market conditions.

Non-Interest Expense:  Total non-interest expense decreased $43,000, or 1.7%, to $2.5 million for the three months ended June 30, 2013.  The decrease in non-interest expense consisted mainly of decreases of $23,000 in real estate owned expense and $17,000 in compensation and benefits expense.  The decrease in real estate owned expense is primarily due to a smaller number of properties to maintain during the second quarter of 2013.  The decrease in compensation and benefits expense resulted primarily from lower employee costs and reduced expenses related to benefit plans during this same period.

Income Taxes:  The provision for income taxes decreased $28,000 to $271,000 during the second quarter of 2013 compared to the same period of 2012.  The decrease in the income tax provision reflected a decrease in taxable income.  The effective tax rate was 26.25% and 26.07% during the three months ended June 30, 2013 and 2012, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General:  Net income for the six months ended June 30, 2013 was $1,773,000, or $0.95 per common share, basic and diluted, compared to net income of $1,762,000, or $0.93 per common share, basic and diluted, for the six months ended June 30, 2012.  The $11,000 increase in net income was due to a decrease of $220,000 in the provision for loan losses and an increase of $224,000 in non-interest income, partially offset by a decrease of $364,000 in net interest income and increases of $25,000 in non-interest expense and $44,000 in income taxes.

Interest Income:  Total interest income for the six months ended June 30, 2013 decreased $633,000, or 9.7%, to $5.9 million from $6.5 million for the same period of 2012.  The decrease in interest income reflected decreases of $357,000 in interest income on loans, $150,000 in interest income on investment securities, and $126,000 in interest income on mortgage-backed securities.

Interest income on loans decreased $357,000 to $4.6 million for the first half of 2013, compared to $5.0 million for the first half of 2012.  The decrease in interest income on loans was primarily due to a decrease in the average yield of loans.  The average yield on loans decreased 44 basis points to 5.40% during the first six months of 2013 from 5.84% during the first six months of 2012.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio increased to $172.0 million for the first six months of 2013 from $171.3 million for the first six months of 2012.

Interest income on investment securities decreased $150,000 to $876,000 for the first half of 2013 from the same period of 2012.  The decrease in interest income reflects decreases in the average yield and average balance of investment securities.  The average yield of investment securities decreased 46 basis points to 3.02% during the first six months of 2013 from 3.48% for the first six months of 2012 due to purchases of newer securities at lower interest rates.  The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.  The average balance of the investment securities portfolio decreased to $58.1 million during the first six months of 2013, compared to $58.8 million for the first six months of 2012.

Interest income on mortgage-backed securities decreased $126,000 to $332,000 for the first half of 2013, compared to $458,000 for the first half of 2012.  The decrease reflected a 76 basis point decrease in the average yield of mortgage-backed securities to 1.32% for the first half of 2013, compared to 2.08% for the first half of 2012.  The average yield was impacted by higher premium amortization resulting from faster prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $140,000 to $470,000 during the first six months of 2013, compared to $330,000 during the first six months of 2012.  The decrease in interest income on mortgage-backed securities was partially offset by an increase of $6.5 million in the average balance of mortgage-backed securities to $50.5 million during the first half of 2013.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, totaled $24,000 during the first half of 2013 and 2012.  The average balance of these accounts decreased $3.1 million to $11.1 million for the six months ended June 30, 2013 compared to $14.2 million for the six months ended June 30, 2012.  The average yield on other interest-earning assets increased to 0.43% during the first half of 2013 from 0.33% during the first half of 2012.

Interest Expense:  Total interest expense decreased $269,000, or 22.5%, to $926,000 for the six months ended June 30, 2013 compared to $1.2 million for the six months ended June 30, 2012.  The lower interest expense was primarily due to a $267,000 decrease in the cost of deposits.

Interest expense on deposits decreased $267,000 to $921,000 for the six months ended June 30, 2013 compared to $1.2 million for the six months ended June 30, 2012.  The decrease in interest expense on deposits was primarily due to a 21 basis point decrease in the average rate paid to 0.79% during the first half of 2013 from 1.00% during the first half of 2012.  The decrease reflected low short-term market interest rates which continued during 2013, as well as a change in the composition of our deposits.  The average balance of deposits decreased $2.4 million to $234.2 million for the first half of 2013 compared to $236.6 million for the first half of 2012.

Interest paid on borrowed funds decreased $2,000 to $5,000 for the first half of 2013 due to a decrease in the average cost of borrowings.  The average rate paid on borrowed funds decreased to 0.21% during the first six months of 2013 compared to 0.27% during the first six months of 2012.  The average balance of borrowed funds was $5.0 million during the first six months of 2013 compared to $4.9 million during the same period of 2012.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income decreased by $364,000, or 6.9%, to $5.0 million for the six months ended June 30, 2013 from $5.3 million for the six months ended June 30, 2012.  During the prolonged period of low interest rates, we have experienced a continuing contraction in our net interest margin.  Our net interest margin decreased 29 basis points to 3.40% for the first half of 2013 from 3.69% for the first half of 2012.  Our interest rate spread decreased by 27 basis points to 3.26% during the first half of 2013 from 3.53% during the first half of 2012.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30, 2013	June 30, 2012

Balance at beginning of period	$3,339,464	$3,296,607
Charge-offs:
One-to-four family residential	-	70,295
Commercial real estate	-	257,043
Home equity	-	66,744
Consumer	52,186	53,385
Total	52,186	447,467
Recoveries:
One-to-four family residential	15,471	22,243
Commercial real estate	111,569	-
Commercial business	7,341	316
Home equity	13,550	6,505
Consumer	7,327	2,299
Total	155,258	31,363
Net loan charge-offs	(103,072)	416,104
Additions charged to operations	30,000	250,000
Balance at end of period	$3,472,536	$3,130,503

The allowance for loan losses increased $342,000 to $3.5 million at June 30, 2013, from $3.1 million at June 30, 2012.  The provision decreased $220,000 to $30,000 during the first six months of 2013, compared to $250,000 during the first six months of 2012, reflecting the decline in loan volume and the level of net recoveries in 2013.  Net recoveries equaled $103,000 during the first half of 2013, compared to net charge-offs of $416,000 during the first half of 2012.

Non-Interest Income:  Non-interest income increased $224,000, or 9.8%, to $2.5 million for the six months ended June 30, 2013.  The increase in non-interest income resulted primarily from increases of $162,000 in gains on the sale of available-for-sale securities and $87,000 in commissions, partially offset by $67,000 in net income from mortgage banking operations.  The increase in gains on the sale of securities reflected changing market conditions, as a lower volume of securities totaling $18.0 million were sold during the first half of 2013 compared to $14.8 million during the same period of 2012.  Securities sales during 2013 were primarily made to reduce the volatility to interest rate changes in municipal bonds and to eliminate faster paying mortgage-backed securities.  The increase in commission income reflected improved market conditions and increased account activity during 2013.  The decrease in mortgage banking operations income was due to a lower volume of loan sales in 2013, as we sold $15.0 million of loans to the secondary market during the first half of 2013, compared to $22.9 million during the same period of 2012.  The lower volume of sales reflected a reduced volume of mortgage originations, which are affected by changes in market interest rates.

Non-Interest Expense:  Total non-interest expense increased $25,000, or 0.5%, to $5.0 million for the six months ended June 30, 2013 compared to the same period of 2012.  The increase in non-interest expense consisted primarily of increases of $24,000 in professional fees and $22,000 in occupancy expenses, partially offset by a $32,000 decrease in real estate owned expense.  The increase in professional fees is primarily due to increased legal expenses.  Higher depreciation expenses related to upgraded network and computer equipment has contributed to the increase in occupancy expense.  The decrease in real estate owned expense reflects a smaller number of properties to maintain during 2013.

Income Taxes:  The provision for income taxes increased $44,000 to $709,000 during the first six months of 2013 compared to the same period of 2012.  The increase in the income tax provision reflected an increase in taxable income, partially offset by an increase in the benefit of tax-exempt income.  The effective tax rate was 28.58% and 27.42% during the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At June 30, 2013 and December 31, 2012, cash and cash equivalents totaled $7.6 million and $7.3 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past six months, the most significant sources of funds have been calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At June 30, 2013 the Company had no outstanding FHLB advances and approximately $22.3 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at June 30, 2013 and December 31, 2012 were 42.7% and 43.5%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012

Commitments to fund loans	$44,090,675	$34,748,383
Standby letters of credit	360,000	368,390

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at June 30, 2013, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At June 30, 2013, the Bank’s core capital ratio was 11.58% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At June 30, 2013 and December 31, 2012, minimum requirements and the Bank’s actual ratios are as follows:

	June 30, 2013	December 31, 2012	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	11.58%	10.89%	4.00%
Tier 1 Capital to Risk-Weighted Assets	17.44%	16.46%	4.00%
Total Capital to Risk-Weighted Assets	18.69%	17.72%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended June 30,
	2013			2012
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$171,318	$2,299	5.37%	$172,705	$2,461	5.70%
Investment securities	59,920	442	2.95%	58,578	502	3.43%
Mortgage-backed securities	50,150	172	1.37%	46,188	253	2.19%
Other	10,473	12	0.46%	12,678	12	0.39%
Total interest-earning assets	291,861	2,925	4.01%	290,149	3,228	4.45%

Non-interest earnings assets	21,548			22,297
Total assets	$313,409			$312,446

Interest-bearing liabilities:
Deposits	$233,594	$452	0.77%	$237,455	$584	0.98%
Other borrowings	5,952	3	0.17%	5,419	4	0.29%
Total interest-bearing liabilities	239,546	455	0.76%	242,874	588	0.97%

Non-interest bearing liabilities	29,652			26,959
Stockholders’ equity	44,211			42,613

Total liabilities/stockholders’ equity	$313,409			$312,446

Net interest income		$2,470			$2,640

Interest rate spread (average yield earned minus average rate paid)			3.25%			3.48%

Net interest margin (net interest income divided by average interest-earning assets)			3.39%			3.64%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

(In thousands)
Three Months Ended June 30,
	2013 Compared to 2012
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(142)	$(20)	$(162)
Investment securities	(71)	11	(60)
Mortgage-backed securities	(101)	20	(81)
Other	2	(2)	-
Total net change in income on interest-earning assets	(312)	9	(303)

Interest-bearing liabilities:
Deposits	(123)	(9)	(132)
Other borrowings	(1)	-	(1)
Total net change in expense on interest-bearing liabilities	(124)	(9)	(133)

Net change in net interest income	$(188)	$18	$(170)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Six Months Ended June 30,
	2013			2012
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$171,957	$4,645	5.40%	$171,337	$5,002	5.84%
Investment securities	58,078	876	3.02%	58,772	1,026	3.48%
Mortgage-backed securities	50,466	332	1.32%	43,952	458	2.08%
Other	11,060	24	0.43%	14,199	24	0.33%
Total interest-earning assets	291,561	5,877	4.03%	288,260	6,510	4.52%

Non-interest earnings assets	21,638			22,030
Total assets	$313,199			$310,290

Interest-bearing liabilities:
Deposits	$234,159	$921	0.79%	$236,573	$1,188	1.00%
Other borrowings	5,026	5	0.21%	4,943	7	0.27%
Total interest-bearing liabilities	239,185	926	0.77%	241,516	1,195	0.99%

Non-interest bearing liabilities	29,852			26,450
Stockholders’ equity	44,162			42,324

Total liabilities/stockholders’ equity	$313,199			$310,290

Net interest income		$4,951			$5,315

Interest rate spread (average yield earned minus average rate paid)			3.26%			3.53%

Net interest margin (net interest income divided by average interest-earning assets)			3.40%			3.69%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative six month periods.

	2013 Compared to 2012
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(375)	$18	$(357)
Investment securities	(138)	(12)	(150)
Mortgage-backed securities	(187)	61	(126)
Other	6	(6)	-
Total net change in income on interest-earning assets	(694)	61	(633)

Interest-bearing liabilities:
Deposits	(255)	(12)	(267)
Other borrowings	(1)	-	(1)
Total net change in expense on interest-bearing liabilities	(256)	(12)	(268)

Net change in net interest income	$(438)	$73	$(365)

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

The following table shows projected results at June 30, 2013 and December 31, 2012 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	June 30, 2013		December 31, 2012		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(20)	-0.18%	(193)	-1.64%	> (20.00)%
+ 200 basis points	35	0.31%	(95)	-0.81%	> (12.50)%
+ 100 basis points	102	0.91%	(34)	-0.29%	> (12.50)%
- 100 basis points	(157)	-1.40%	(503)	-4.26%	> (20.00)%

The table above indicates that as of June 30, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 0.31% increase in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 1.40% decrease in net interest income.

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

At June 30, 2013, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan
April 1 – April 30	10,753	$19.40	10,753	62,194
May 1 – May 31	-	-	-	62,194
June 1 – June 30	-	-	-	62,194

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1 - Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.2 - Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1 - Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS - XBRL Instance Document
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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 08/07/2013	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS