Form 10-Q
period 2013-09-30
Jacksonville Bancorp, Inc.
filed 2013-11-08
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
☐  Yes                                 ☒  No

As of November 1, 2013, there were 1,840,360 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

September 30, 2013
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income (Loss)	3

	Condensed Consolidated Statement of Stockholders’ Equity	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4	Controls and Procedures	54

PART II	OTHER INFORMATION	55

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	Signatures	57

EXHIBITS

	Section 302 Certifications
	Section 906 Certification
	XBRL Instance Document
	XBRL Taxonomy Extension Schema Document
	XBRL Taxonomy Calculation Linkbase Document
	XBRL Taxonomy Extension Definition Linkbase Document
	XBRL Taxonomy Label Linkbase Document
	XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
ASSETS	2013	2012
	(Unaudited)
Cash and cash equivalents	$5,551,947	$7,293,711
Interest-earning time deposits in banks	2,972,000	2,972,000
Investment securities - available for sale	61,681,620	63,431,342
Mortgage-backed securities - available for sale	51,749,118	51,956,481
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	84,616	96,041
Loans held for sale - net	1,287,916	711,986
Loans receivable - net of allowance for loan losses of $3,264,496 and $3,339,464 as of
September 30, 2013 and December 31, 2012	174,332,494	173,753,059
Premises and equipment - net	5,257,515	5,654,776
Cash surrender value of life insurance	6,766,550	6,612,642
Accrued interest receivable	2,890,297	2,053,472
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $110,751 and $129,279
as of September 30, 2013 and December 31, 2012	648,061	664,436
Real estate owned	226,793	137,193
Deferred income taxes	2,267,487	464,548
Other assets	1,117,030	1,804,184

Total Assets	$320,673,811	$321,446,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$247,654,888	$258,520,729
Other borrowings	24,945,748	12,740,610
Advance payments by borrowers for taxes and insurance	427,713	832,345
Accrued interest payable	221,594	276,757
Deferred compensation payable	3,917,529	3,707,402
Income taxes payable	-	214,115
Other liabilities	1,600,692	1,033,951
Total liabilities	278,768,164	277,325,909

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,861,254 shares
as of September 30, 2013 and 1,908,556 shares as of December 31, 2012	18,613	19,086
Additional paid-in-capital	15,074,441	15,943,273
Retained earnings	27,723,221	25,585,757
Less: Unallocated ESOP shares	(307,910)	(324,380)
Accumulated other comprehensive income (loss)	(602,718)	2,896,593
Total stockholders’ equity	41,905,647	44,120,329

Total Liabilities and Stockholders’ Equity	$320,673,811	$321,446,238

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,363,765	$2,515,263	$7,008,755	$7,517,252
Investment securities	464,823	477,945	1,340,875	1,504,186
Mortgage-backed securities	222,198	187,018	554,316	645,212
Other	10,231	10,931	33,952	34,696
Total interest income	3,061,017	3,191,157	8,937,898	9,701,346

INTEREST EXPENSE:
Deposits	435,627	573,449	1,356,775	1,761,913
Other borrowings	3,990	4,056	9,231	10,739
Total interest expense	439,617	577,505	1,366,006	1,772,652

NET INTEREST INCOME	2,621,400	2,613,652	7,571,892	7,928,694

PROVISION FOR LOAN LOSSES	10,000	120,000	40,000	370,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,611,400	2,493,652	7,531,892	7,558,694

NON-INTEREST INCOME:
Fiduciary activities	55,362	72,443	179,471	211,163
Commission income	218,610	206,130	817,481	718,359
Service charges on deposit accounts	216,802	237,477	624,938	636,971
Mortgage banking operations, net	47,995	183,827	194,456	397,560
Net realized gains on sales of available-for-sale securities	170,771	399,280	859,670	926,188
Loan servicing fees	93,488	90,336	278,610	269,365
Other	207,331	170,180	569,579	490,236
Total non-interest income	1,010,359	1,359,673	3,524,205	3,649,842

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,571,222	1,594,741	4,757,787	4,770,124
Occupancy and equipment	257,073	242,599	769,503	732,610
Data processing and telecommunications	180,763	130,885	464,284	401,079
Professional	53,483	61,809	210,853	195,058
Postage and office supplies	62,051	63,124	193,289	197,373
Deposit insurance premium	39,120	40,586	116,466	118,004
Other	400,639	271,858	1,004,658	919,152
Total non-interest expense	2,564,351	2,405,602	7,516,840	7,333,400

INCOME BEFORE INCOME TAXES	1,057,408	1,447,723	3,539,257	3,875,136
INCOME TAXES	271,739	417,870	981,065	1,083,471

NET INCOME	$785,669	$1,029,853	$2,558,192	$2,791,665

NET INCOME PER COMMON SHARE - BASIC	$0.43	$0.55	$1.37	$1.48
NET INCOME PER COMMON SHARE - DILUTED	$0.42	$0.55	$1.37	$1.48

See accompanying notes to the unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net Income	$785,669	$1,029,853	$2,558,192	$2,791,665

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-
for-sale securities, net of taxes of $447,183 and
$325,334 for the three months ended September 30,
2013 and 2012, respectively, and $(1,510,388) and
$809,433 for the nine months ended September 30,
2013 and 2012, respectively.	868,062	631,530	(2,931,929)	1,571,254
Less: reclassification adjustment for realized gains
included in net income, net of taxes of
$58,062 and $135,755, for the three months
ended September 30, 2013 and 2012, respectively,
and $292,288 and $314,904 for the nine months
ended September 30, 2013 and 2012, respectively.	112,709	263,525	567,382	611,284
	755,353	368,005	(3,499,311)	959,970

Comprehensive Income (Loss)	$1,541,022	$1,397,858	$(941,119)	$3,751,635

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2013
					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2012	$19,086	$15,943,273	$25,585,757	$(324,380)	$2,896,593	$44,120,329

Net Income	-	-	2,558,192	-	-	2,558,192

Other comprehensive income (loss)	-	-	-	-	(3,499,311)	(3,499,311)

Stock repurchases	(520)	(1,016,318)	-	-	-	(1,016,838)

Exercise of stock options	60	88,398	-	-	-	88,458
Less purchase/retirement of stock	(13)	(25,000)	-	-	-	(25,013)
Tax benefit of nonqualified options	-	1,796	-	-	-	1,796
Stock based compensation expense	-	67,436	-	-	-	67,436

Shares held by ESOP, commited to be released	-	14,856	-	16,470	-	31,326

Dividends ($0.225 per share)	-	-	(420,728)	-	-	(420,728)

BALANCE, SEPTEMBER 30, 2013	$18,613	$15,074,441	$27,723,221	$(307,910)	$(602,718)	$41,905,647

See accompanying notes to unaudited condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,558,192	$2,791,665
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	288,420	249,543
Amortization of investment premiums and discounts, net	812,252	559,673
Accretion of loan discounts	(388)	(37,228)
Net realized gains on sales of available-for-sale securities	(859,670)	(926,188)
Provision for loan losses	40,000	370,000
Mortgage banking operations, net	(194,456)	(397,560)
Gain on sale of real estate owned	-	(50,185)
Loss on sale of premises and fixed assets	74,432	-
Shares held by ESOP commited to be released	31,326	25,642
Tax benefit related to stock options exercised	1,796	1,291
Stock based compensation expense	67,436	45,205
Changes in income taxes payable	(222,345)	213,219
Changes in assets and liabilities	426,093	(333,400)
Net cash provided by operations before loan sales	3,023,088	2,511,677
Origination of loans for sale to secondary market	(20,938,733)	(37,156,903)
Proceeds from sales of loans to secondary market	20,573,634	37,502,084
Net cash provided by operating activities	2,657,989	2,856,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(39,747,350)	(44,506,127)
Purchase of interest-earning time deposits in other banks	-	(496,000)
Maturity or call of investment securities available-for-sale	2,000,000	8,328,000
Sale of investment securities available-for-sale	25,258,182	23,198,514
Principal payments on mortgage-backed and investment securities	9,203,109	8,060,305
Purchase of bank-owned life insurance	-	(2,000,000)
Proceeds from sale of real estate owned	-	332,261
Proceeds from the sale of premises and fixed assets	264,371	-
Net increase in loans	(708,647)	(1,252,149)
Additions to premises and equipment	(229,962)	(374,274)

Net cash used in investing activities	(3,960,297)	(8,709,470)

(Continued)
5

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(10,865,841)	$4,292,001
Net increase in other borrowings	12,205,138	51,883
Decrease in advance payments by borrowers for taxes and insurance	(404,632)	(263,099)
Stock repurchases	(1,016,838)	-
Exercise of stock options	88,458	15,499
Purchase and retirement of treasury stock related to stock options	(25,013)	-
Dividends paid - common stock	(420,728)	(424,015)

Net cash provided by (used in) financing activities	(439,456)	3,672,269

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,741,764)	(2,180,343)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,293,711	11,387,947

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,551,947	$9,207,604

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$1,413,289	$1,805,020
Interest on other borrowings	7,881	10,739
Income taxes paid	1,203,673	872,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$89,600	$217,130
Loans to facilitate sales of real estate owned	-	182,250

See accompanying notes to unaudited condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012.  The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 filed as an exhibit to the Company’s Form 10-K filed in March, 2013.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income available to common
shareholders	$785,669	$1,029,853	$2,558,192	$2,791,665

Basic average shares outstanding	1,847,069	1,887,359	1,864,701	1,886,216

Diluted potential common shares:
Stock option equivalents	2,168	479	292	377
Diluted average shares outstanding	1,849,237	1,887,838	1,864,993	1,886,593

Basic earnings per share	$0.43	$0.55	$1.37	$1.48

Diluted earnings per share	$0.42	$0.55	$1.37	$1.48

Stock options for 100,235 shares of common stock were not considered in computing diluted earnings per share for the nine month period ending September 30, 2013, because they were anti-dilutive.  Stock options for 104,035 shares of common stock were not considered in computing diluted earnings per share for the three and nine month periods ending September 30, 2012, because they were anti-dilutive.

4.	STOCK-BASED COMPENSATION

In connection with the 2010 conversion and related stock offering, the ESOP purchased an additional 41,614 shares for its Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees.  The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets.  Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 20 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years.  Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.  Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

A summary of ESOP shares at September 30, 2013 and 2012 is shown below.

	September 30, 2013	September 30, 2012
Unearned shares	29,144	32,812
Shares committed for release	1,647	1,625
Allocated shares	57,162	51,438
Total ESOP shares	87,953	85,875

Fair value of unearned shares	$601,964	$541,398

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock.  The stock options vest over a five-year period and expire ten years after the date of the grant.  Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the nine months ended September 30, 2013.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2012	107,338	$15.60
Granted	-	-
Exercised	(6,002)	15.04
Forfeited	-	-

Outstanding, September 30, 2013	101,336	$15.63	8.41	$397,049

Exercisable, September 30, 2013	18,151	$15.55	8.01	$72,628

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.  The value is based upon a closing price of $19.50 per share on September 30, 2013.

5.	LOAN PORTFOLIO COMPOSITION

At September 30, 2013 and December 31, 2012, the composition of the Company’s loan portfolio is shown below.

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$41,973,440	24.1%	$41,386,147	23.8%
Commercial	34,049,170	19.5	30,973,177	17.8
Agricultural	37,303,424	21.4	37,392,116	21.5
Home equity	12,039,266	6.9	12,733,963	7.3
Total real estate loans	125,365,300	71.9	122,485,403	70.5

Commercial loans	25,615,485	14.7	29,046,437	16.7
Agricultural loans	12,220,491	7.0	10,982,491	6.3
Consumer loans	14,403,573	8.3	14,571,819	8.4
Total loans receivable	177,604,849	101.9	177,086,150	101.9

Less:
Net deferred loan fees	7,859	0.0	(6,373)	(0.0)
Allowance for loan losses	3,264,496	1.9	3,339,464	1.9
Total loans receivable, net	$174,332,494	100.0%	$173,753,059	100.0%

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended September 30, 2013, September 30, 2012, and December 31, 2012.

	September 30, 2013
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
July 1, 2013	$828,553	$793,509	$185,386	$216,571	$978,915	$53,383	$161,133	$255,086	$3,472,536
Provision charged to
expense	135,415	(76,925)	(383)	36,705	(30,441)	7,719	21,756	(83,846)	10,000
Losses charged off	(162,447)	-	-	(48,383)	-	-	(14,281)	-	(225,111)
Recoveries	300	-	-	960	-	-	5,811	-	7,071
Ending balance,
September 30, 2013	$801,821	$716,584	$185,003	$205,853	$948,474	$61,102	$174,419	$171,240	$3,264,496

Beginning Balance,
January 1, 2013	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464
Provision charged to expense	207,468	(223,858)	35,435	(89,270)	6,882	17,172	76,274	9,897	40,000
Losses charged off	(162,447)	-	-	(48,383)	-	-	(66,467)	-	(277,297)
Recoveries	15,771	111,569	-	14,510	7,341	-	13,138	-	162,329
Ending balance, September 30, 2013	$801,821	$716,584	$185,003	$205,853	$948,474	$61,102	$174,419	$171,240	$3,264,496

Ending balance:
individually evaluated
for impairment	$-	$225,005	$-	$-	$604,231	$-	$-	$-	$829,236
Ending balance:
collectively evaluated
for impairment	$801,821	$491,579	$185,003	$205,853	$344,243	$61,102	$174,419	$171,240	$2,435,260

Loans:
Ending balance	$41,973,440	$34,049,170	$37,303,424	$12,039,266	$25,615,485	$12,220,491	$14,403,573	$-	$177,604,849
Ending balance:
individually evaluated
for impairment	$512,974	$1,261,003	$302,816	$56,700	$675,626	$-	$5,527	$-	$2,814,646
Ending balance:
collectively evaluated
for impairment	$41,460,466	$32,788,167	$37,000,608	$11,982,566	$24,939,859	$12,220,491	$14,398,046	$-	$174,790,203

	September 30, 2012
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
July 1, 2012	$629,452	$961,695	$48,918	$325,931	$811,630	$36,034	$159,451	$157,392	$3,130,503
Provision charged to
expense	(11,330)	(74,191)	89,538	(37,447)	73,497	30,963	(11,365)	60,335	120,000
Losses charged off	(6,410)	(99,227)	-	(13,382)	-	-	(11,416)	-	(130,435)
Recoveries	2,810	17,716	-	6,607	2,969	-	1,572	-	31,674
Ending balance,
September 30, 2012	$614,522	$805,993	$138,456	$281,709	$888,096	$66,997	$138,242	$217,727	$3,151,742

Beginning Balance,
January 1, 2012	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607
Provision charged to
expense	(31,049)	36,962	23,302	39,314	172,947	8,569	60,787	59,168	370,000
Losses charged off	(76,705)	(356,270)	-	(80,126)	-	-	(64,801)	-	(577,902)
Recoveries	25,053	17,716	-	13,112	3,285	-	3,871	-	63,037
Ending balance,
September 30, 2012	$614,522	$805,993	$138,456	$281,709	$888,096	$66,997	$138,242	$217,727	$3,151,742

Ending balance:
individually evaluated
for impairment	$-	$139,523	$-	$-	$567,536	$-	$6,616	$-	$713,675
Ending balance:
collectively evaluated
for impairment	$614,522	$666,470	$138,456	$281,709	$320,560	$66,997	$131,626	$217,727	$2,438,067

Loans:
Ending balance	$42,323,156	$34,826,019	$34,614,339	$13,188,975	$26,449,502	$8,813,230	$14,678,893	$-	$174,894,114
Ending balance:
individually evaluated
for impairment	$285,550	$1,288,367	$-	$43,698	$741,497	$-	$6,616	$-	$2,365,728
Ending balance:
collectively evaluated
for impairment	$42,037,606	$33,537,652	$34,614,339	$13,145,277	$25,708,005	$8,813,230	$14,672,277	$-	$172,528,386

	December 31, 2012
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2011	$697,223	$1,107,585	$115,154	$309,409	$711,864	$58,428	$138,385	$158,559	$3,296,607
Provision charged to
expense	99,055	(11,157)	34,414	86,076	219,102	(14,498)	74,224	2,784	490,000
Losses charged off	(82,192)	(356,270)	-	(80,126)	-	-	(66,958)	-	(585,546)
Recoveries	26,943	88,715	-	13,637	3,285	-	5,823	-	138,403
Ending balance,
December 31, 2012	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464

Ending balance:
individually evaluated
for impairment	$-	$262,177	$-	$-	$610,779	$-	$6,185	$-	$879,141
Ending balance:
collectively evaluated
for impairment	$741,029	$566,696	$149,568	$328,996	$323,472	$43,930	$145,289	$161,326	$2,460,306

Loans:
Ending balance	$41,386,147	$30,973,177	$37,392,116	$12,733,963	$29,046,437	$10,982,491	$14,571,819	$-	$177,086,150
Ending balance:
individually evaluated
for impairment	$339,513	$1,603,956	$-	$56,677	$728,672	$-	$14,392	$-	$2,743,210
Ending balance:
collectively evaluated
for impairment	$41,046,634	$29,369,221	$37,392,116	$12,677,286	$28,317,765	$10,982,491	$14,557,427	$-	$174,342,940

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2013 and December 31, 2012.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Rating:
Pass	$38,882,817	$38,123,451	$31,874,059	$28,283,081	$37,000,608	$37,392,116	$11,483,313	$11,919,440
Special Mention	860,310	1,273,558	122,294	187,936	-	-	172,684	272,563
Substandard	2,230,313	1,989,138	2,052,817	2,502,160	302,816	-	383,269	541,960
Total	$41,973,440	$41,386,147	$34,049,170	$30,973,177	$37,303,424	$37,392,116	$12,039,266	$12,733,963

	Commercial		Agricultural		Consumer		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Rating:
Pass	$24,926,781	$28,301,663	$12,220,491	$10,982,491	$14,224,756	$14,291,487	$170,612,825	$169,293,729
Special Mention	-	849	-	-	99,984	111,945	1,255,272	1,846,851
Substandard	688,704	743,925	-	-	78,833	168,387	5,736,752	5,945,570
Total	$25,615,485	$29,046,437	$12,220,491	$10,982,491	$14,403,573	$14,571,819	$177,604,849	$177,086,150

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$263,517	$518,819	$524,759	$1,307,095	$40,666,345	$41,973,440	$-
Commercial real estate	65,047	-	85,193	150,240	33,898,930	34,049,170	-
Agricultural real estate	-	-	-	-	37,303,424	37,303,424	-
Home equity	91,319	43,922	57,588	192,829	11,846,437	12,039,266	-
Commercial	-	-	-	-	25,615,485	25,615,485	-
Agricultural	-	-	-	-	12,220,491	12,220,491	-
Consumer	99,865	-	5,987	105,852	14,297,721	14,403,573	-
Total	$519,748	$562,741	$673,527	$1,756,016	$175,848,833	$177,604,849	$-

	December 31, 2012
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$727,315	$213,126	$984,996	$1,925,437	$39,460,710	$41,386,147	$-
Commercial real estate	-	-	279,622	279,622	30,693,555	30,973,177	-
Agricultural real estate	-	-	-	-	37,392,116	37,392,116	-
Home equity	158,414	70,596	136,508	365,518	12,368,445	12,733,963	-
Commercial	-	-	-	-	29,046,437	29,046,437	-
Agricultural	-	-	-	-	10,982,491	10,982,491	-
Consumer	181,171	64,390	33,692	279,253	14,292,566	14,571,819	-
Total	$1,066,900	$348,112	$1,434,818	$2,849,830	$174,236,320	$177,086,150	$-

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

The following tables present impaired loans at or for the three and nine months ended September 30, 2013 and the year ended December 31, 2012.

	Three Months Ended September 30, 2013
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$512,974	$512,974	$-	$591,134	$8,083	$6,355
Commercial real estate	65,757	65,757	-	94,970	(2,710)	(2,630)
Agricultural real estate	302,816	302,816	-	303,071	11,938	12,227
Home equity	56,700	56,700	-	57,573	1,028	998
Consumer	5,527	5,527	-	5,957	106	112
Loans with a specific allowance:
Commercial real estate	1,195,246	1,195,246	225,005	1,197,414	18,983	13,456
Commercial	675,626	675,626	604,231	718,838	8,597	8,798
Total:
One-to-four family residential	512,974	512,974	-	591,134	8,083	6,355
Commercial real estate	1,261,003	1,261,003	225,005	1,292,384	16,273	10,826
Agricultural real estate	302,816	302,816	-	303,071	11,938	12,227
Commercial	675,626	675,626	604,231	718,838	8,597	8,798
Home equity	56,700	56,700	-	57,573	1,028	998
Consumer	5,527	5,527	-	5,957	106	112
Total	$2,814,646	$2,814,646	$829,236	$2,968,957	$46,025	$39,316

	Nine Months Ended September 30, 2013
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$512,974	$512,974	$-	$594,836	$15,585	$12,084
Commercial real estate	65,757	65,757	-	99,115	4,088	4,129
Agricultural real estate	302,816	302,816		304,134	11,938	12,227
Home equity	56,700	56,700	-	51,809	2,853	2,813
Consumer	5,527	5,527		6,903	365	351
Loans with a specific allowance:
Commercial real estate	1,195,246	1,195,246	225,005	1,214,326	57,489	52,515
Commercial	675,626	675,626	604,231	732,675	26,037	26,637
Total:
One-to-four family residential	512,974	512,974	-	594,836	15,585	12,084
Commercial real estate	1,261,003	1,261,003	225,005	1,313,441	61,577	56,644
Agricultural real estate	302,816	302,816		304,134	11,938	12,227
Commercial	675,626	675,626	604,231	732,675	26,037	26,637
Home equity	56,700	56,700	-	51,809	2,853	2,813
Consumer	5,527	5,527	-	6,903	365	351
Total	$2,814,646	$2,814,646	$829,236	$3,003,798	$118,355	$110,756

	Year Ended December 31, 2012
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$339,513	$339,513	$-	$343,593	$17,163	$16,909
Commercial real estate	201,135	201,135	-	205,756	27,727	16,136
Home equity	56,677	56,677	-	57,934	4,087	4,162
Consumer	8,207	8,207	-	9,795	495	422
Loans with a specific allowance:
Commercial real estate	1,402,821	1,402,821	262,177	1,443,005	91,130	91,075
Commercial	728,672	728,672	610,779	780,979	44,887	52,898
Consumer	6,185	6,185	6,185	7,096	573	576
Total:
One-to-four family residential	339,513	339,513	-	343,593	17,163	16,909
Commercial real estate	1,603,956	1,603,956	262,177	1,648,761	118,857	107,211
Commercial	728,672	728,672	610,779	780,979	44,887	52,898
Home equity	56,677	56,677	-	57,934	4,087	4,162
Consumer	14,392	14,392	6,185	16,891	1,068	998
Total	$2,743,210	$2,743,210	$879,141	$2,848,158	$186,062	$182,178

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012

One-to-four family residential	$621,180	$267,916
Commercial real estate	1,147,153	1,011,350
Agricultural real estate	302,816	-
Home equity	80,548	84,123
Commercial loans	647,845	701,271
Agricultural loans	-	-
Consumer loans	30,429	91,206

Total	$2,829,971	$2,155,866

The following table presents the recorded balance, at original cost, of troubled debt restructurings, which were performing according to the terms of the restructuring, as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012

One-to-four family residential	$549,338	$127,399
Commercial real estate	1,147,153	983,450
Agricultural real estate	302,816	-
Home equity	75,774	84,123
Commercial loans	647,845	701,271
Agricultural loans	-	-
Consumer loans	30,429	89,045

Total	$2,753,355	$1,985,288

The following table presents loans modified as troubled debt restructurings during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	1	$99,652	7	$479,171
Commercial real estate	1	65,973	3	179,749
Agricultural real estate	1	302,816	1	302,816
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	2	12,947

Total	3	$468,441	13	$974,683

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$43,215
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	1	10,797	2	16,555
Commercial loans	-	-	2	268,450
Agricultural loans	-	-	-	-
Consumer loans	-	-	2	18,034

Total	1	$10,797	7	$346,254

2013 Modifications
During the nine month period ended September 30, 2013, the Company modified seven one-to-four family residential real estate loans, with a recorded investment of $479,171, which were deemed to be TDR’s.  One modification was made to combine notes and capitalize interest.  Three of the modifications involved rate concessions.  Three of the modifications were made to renew notes and capitalize real estate taxes.  None of the modifications resulted in a write-off of the principal balance.

The Company also modified three commercial real estate loans with a recorded investment of $179,749.  Two modifications were made for the same borrower to provide some payment concessions while trying to sell the property.  The third modification was made to change payment terms to interest only.  The modifications did not result in a reduction of the contractual interest rate or a write-off of the principal balance.

The company modified one agricultural real estate loan with a recorded investment of $302,816.  The modification was made to change the payment schedule to interest only while the borrower attempts to sell the property.  The modification did not result in a reduction of the contractual interest rate or a write-off of the principal balance.

The Company also modified two consumer loans with a recorded investment of $12,947.  One modification was made to combine notes and capitalize interest.  The second modification was a renewal with a rate concession.  Neither modification resulted in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.  During the nine month period ended September 30, 2013, one residential real estate loan of $13,638 and one home equity loan of $4,774 that were considered TDR’s defaulted as they were more than 90 days past due at September 30, 2013.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

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

The following table presents the Company’s nonaccrual loans at September 30, 2013 and December 31, 2012.  This table excludes performing troubled debt restructurings.

	September 30, 2013	December 31, 2012

One-to-four family residential	$1,241,382	$1,203,328
Commercial real estate	216,923	560,073
Agricultural real estate	-	-
Home equity	158,850	276,877
Commercial loans	41,087	51,436
Agricultural loans	-	-
Consumer loans	30,824	122,064

Total	$1,689,066	$2,213,778

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2013:
U.S. government and agencies	$11,749,908	$134,053	$(367,564)	$11,516,397
Mortgage-backed securities (government-
sponsored enterprises - residential)	52,122,279	512,933	(886,094)	51,749,118
Municipal bonds	50,471,758	1,216,267	(1,522,802)	50,165,223
	$114,343,945	$1,863,253	$(2,776,460)	$113,430,738

December 31, 2012:
U.S. government and agencies	$10,090,835	$248,601	$(10,556)	$10,328,880
Mortgage-backed securities (government-
sponsored enterprises - residential)	50,917,555	1,134,245	(95,319)	51,956,481
Municipal bonds	49,990,655	3,264,169	(152,362)	53,102,462
	$110,999,045	$4,647,015	$(258,237)	$115,387,823

The amortized cost and fair value of available-for-sale securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$100,325	$100,568
One to five years	9,966,022	10,320,843
Five to ten years	21,418,179	21,453,903
After ten years	30,737,140	29,806,306
	62,221,666	61,681,620
Mortgage-backed securities (government-
sponsored enterprises - residential)	52,122,279	51,749,118
	$114,343,945	$113,430,738

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $20,806,000 at September 30, 2013 and $24,371,000 at December 31, 2012.

The book value of securities sold under agreement to repurchase amounted to $9,565,000 at September 30, 2013 and $13,706,000 at December 31, 2012.

Gross gains of $860,000 and $926,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2013 and 2012, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2013 and December 31, 2012 were $59,133,000 and $23,956,000, respectively, which is approximately 52.1% and 20.8% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2013 and December 31, 2012.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
September 30, 2013:
Municipal bonds	$(1,506,532)	$23,374,901	$(16,270)	$448,178	$(1,522,802)	$23,823,079
U.S. government and agencies	(367,564)	6,369,839	-	-	(367,564)	6,369,839
Subtotal	(1,874,096)	29,744,740	(16,270)	448,178	(1,890,366)	30,192,918
Mortgage-backed securities
(government sponsored
enterprises - residential)	(886,094)	28,939,697	-	-	(886,094)	28,939,697
Total	$(2,760,190)	$58,684,437	$(16,270)	$448,178	$(2,776,460)	$59,132,615

December 31, 2012:
Municipal bonds	$(152,362)	$7,237,453	$-	$-	$(152,362)	$7,237,453
U.S. government and agencies	(10,556)	545,291	-	-	(10,556)	545,291
Subtotal	(162,918)	7,782,744	-	-	(162,918)	7,782,744
Mortgage-backed securities
(government sponsored
enterprises - residential)	(95,319)	16,172,999	-	-	(95,319)	16,172,999
Total	$(258,237)	$23,955,743	$-	$-	$(258,237)	$23,955,743

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2013	December 31, 2012
Net unrealized gain(loss) on securities available-for-sale	$(913,207)	$4,388,778
Tax effect	310,489	(1,492,185)
Net-of-tax amount	$(602,718)	$2,896,593

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the nine months ended September 30, 2013 and 2012, were as follows:

	Amounts Reclassified
	from AOCI
			Affected Line Item in the
	September 30, 2013	September 30, 2012	Statements of Income
Unrealized gains on securities available-			Net realized gains on sales of
for-sale securities	$859,670	$926,188	available-for-sale securities
	859,670	926,188
Tax effect	(292,288)	(314,904)	Income taxes
Total reclassification out of AOCI	$567,382	$611,284	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements
The following table presents the fair value measurements of assets  recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		September 30, 2013
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$11,516,397	$-	$11,516,397	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	51,749,118	-	51,749,118	-
Municipal bonds	50,165,223	-	50,165,223	-

		December 31, 2012
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$10,328,880	$-	$10,328,880	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	51,956,481	-	51,956,481	-
Municipal bonds	53,102,462	-	53,102,462	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended September 30, 2013.

Available-for-Sale Securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models.  Such securities are classified in Level 2 of the valuation hierarchy.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		September 30, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
(collateral dependent)	$108,819	$-	$-	$108,819
Real estate owned	226,793	-	-	226,793

		December 31, 2012 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
(collateral dependent)	$1,032,580	$-	$-	$1,032,580
Real estate owned	137,193	-	-	137,193

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

	Fair Value at 9/30/13	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real Estate Owned	$226,793	Market comparable properties	Comparability adjustments (%)	Not available

Collateral-dependent impaired loans	108,819	Market comparable properties	Marketability discount	20% – 30% (25%)

	Fair Value at 12/31/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real Estate Owned	$137,193	Market comparable properties	Comparability adjustments (%)	(26%)

Collateral-dependent impaired loans	1,032,580	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

	September 30, 2013
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$5,551,947	$5,551,947	$-	$-
Interest earning time deposits in banks	2,972,000	-	2,972,000	-
Other investments	84,616	-	84,616	-
Loans held for sale	1,287,916	-	1,287,916	-
Loans, net of allowance for loan losses	174,332,494	-	-	172,583,139
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,890,297	-	2,890,297	-
Financial Liabilities
Deposits	247,654,888	-	135,231,019	115,501,799
Other borrowings	24,945,748	-	24,945,748	-
Advances from borrowers for taxes
and insurance	427,713	-	427,713	-
Interest payable	221,594	-	221,594	-
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	December 31, 2012
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,293,711	$7,293,711	$-	$-
Interest earning time deposits in banks	2,972,000	-	2,972,000	-
Other investments	96,041	-	96,041	-
Loans held for sale	711,986	-	711,986	-
Loans, net of allowance for loan losses	173,753,059	-	-	172,609,490
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,053,472	-	2,053,472	-
Financial Liabilities
Deposits	258,520,729	-	135,656,067	125,864,749
Short-term borrowings	12,740,610	-	12,740,610	-
Advances from borrowers for taxes
and insurance	832,345	-	832,345	-
Interest payable	276,757	-	276,757	-
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Other Borrowings, Interest Payable, and Advances from Borrowers for Taxes and Insurance - The carrying amount approximates fair value.

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

10.      MORTGAGE SERVICING RIGHTS

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the nine month period ending September 30, 2013 and the year ended December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Balance, beginning of year	$664,436	$697,733
Servicing rights capitalized	87,160	219,975
Amortization of servicing rights	(122,063)	(297,784)
Change in valuation allowance	18,528	44,512
Balance, end of period	$648,061	$664,436

Activity in the valuation allowance for mortgage servicing rights for the nine month period ending September 30, 2013 and the year ended December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Balance, beginning of year	$129,279	$173,791
Additions	-	-
Reductions	(18,528)	(44,512)
Balance, end of period	$110,751	$129,279

11.      INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2013 and 2012 is shown below.

	September 30, 2013	September 30, 2012
Computed at the statutory rate (34%)	$1,203,347	$1,317,546
Increase (decrease) resulting from
Tax exempt interest	(381,054)	(409,508)
State income taxes, net	208,141	227,151
Increase in cash surrender value	(49,753)	(50,999)
Other, net	384	(719)

Actual tax expense	$981,065	$1,083,471

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

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Federal Deposit Insurance Corporation adopted the new rule on July 9, 2013.  The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a common equity Tier 1 capital conservation buffer of 2.5 of risk-weighted assets.  The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions.  The phase-in for banking institutions such as Jacksonville Savings Bank will not begin until January 2015, while the phase-in for larger banks starts in January 2014.  We are currently evaluating the impact of the implementation of the new capital standards.

Financial Condition

September 30, 2013 Compared to December 31, 2012

Total assets decreased by $772,000, or 0.2%, to $320.7 million at September 30, 2013 from $321.4 million at December 31, 2012.  Net loans (excluding loans held for sale) increased $579,000, or 0.3%, to $174.3 million at September 30, 2013 from $173.8 million at December 31, 2012.  The increase in loans reflects growth in commercial real estate loans, partially offset by a decrease in commercial business loans.  The loan portfolio continues to be affected by low loan demand.  Available-for-sale investment and mortgage-backed securities decreased $2.0 million, or 1.7%, to $113.4 million at September 30, 2013.  This decrease is primarily due to a decrease of $5.3 million in unrealized gains on these investments due to increases in market interest rates, which reduce the principal value of such securities in our portfolio.  The tax effect of this decrease in unrealized gains on available-for-sale investments contributed to the $1.8 million increase in deferred income taxes.  At September 30, 2013 and December 31, 2012, goodwill totaled $2.7 million.  At these dates, our goodwill was not impaired.

Total deposits decreased $10.9 million, or 4.2%, to $247.7 million at September 30, 2013 from $258.5 million at December 31, 2012.  The decrease primarily reflects a $10.4 million decrease in time deposits.  Other borrowings, which consisted of $15.5 million in overnight FHLB advances and $9.4 million in overnight repurchase agreements, increased a total of $12.2 million at September 30, 2013.  The FHLB advances have been used as a low-cost, short-term source of funding.  The repurchase agreements are a cash management service provided to our commercial deposit customers.

Stockholders’ equity decreased $2.2 million, or 5.0%, to $41.9 million at September 30, 2013.  The decrease in stockholders’ equity was the result of accumulated other comprehensive income of $2.9 million at December 31, 2012 becoming other comprehensive loss of $603,000 at September 30, 2013, $1.0 million in stock repurchases, and the payment of $421,000 in dividends, which was partially offset by net income of $2.6 million.  Other comprehensive loss consisted of a decrease in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Other comprehensive income does not include changes in the fair value of other financial instruments included on the balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General:  Net income for the three months ended September 30, 2013 was $786,000, or $0.43 per common share, basic, and $0.42 per common share, diluted, compared to net income of $1.0 million, or $0.55 per common share, basic and diluted, for the three months ended September 30, 2012.  The $244,000 decrease in net income was due to a decrease of $349,000 in non-interest income and an increase of $159,000 in non-interest expense, partially offset by an increase of $8,000 in net interest income and decreases of $110,000 in provision for loan losses and $146,000 in income taxes.

Interest Income:  Total interest income for the three months ended September 30, 2013 decreased $130,000, or 4.1%, to $3.1 million from $3.2 million for the same period of 2012.  The decrease in interest income reflected decreases of $151,000 in interest income on loans and $13,000 in interest income on investment securities, partially offset by an increase of $35,000 in interest income on mortgage-backed securities.  As noted below, the changes in the composition of our interest-earning assets reflects the investment in investment and mortgage-backed securities during a time when satisfactory loan origination opportunities were lacking.

Interest income on loans decreased $151,000 to $2.4 million for the third quarter of 2013 due to decreases in the average yield and average balance of loans.  The average yield decreased 31 basis points to 5.37% for the third quarter of 2013, compared to 5.68% for the third quarter of 2012.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio decreased $1.0 million to $176.2 million during the third quarter of 2013.  The decrease in the average balance of the loan portfolio was due to a decrease in the average balance of residential real estate loans, reflecting the volume of loans refinanced and subsequently sold into the secondary market.

Interest income on investment securities decreased $13,000 to $465,000 for the third quarter of 2013 compared to the third quarter of 2012. The decrease reflected a decrease in the average yield of investment securities to 2.93% during the third quarter of 2013 from 3.33% during the third quarter of 2012.  The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.  The decrease in the average yield was partially offset by an increase of $6.0 million in the average balance of the investment securities portfolio to $63.4 million during the third quarter of 2013, compared to $57.4 million for the third quarter of 2012.

Interest income on mortgage-backed securities increased $35,000 to $222,000 for the third quarter of 2013, compared to $187,000 for the third quarter of 2012.  The increase reflected a 13 basis point increase in the average yield of mortgage-backed securities to 1.73% for the third quarter of 2013, compared to 1.60% for the third quarter of 2012.  The average yield benefitted from lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities during the third quarter of 2013.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $48,000 to $178,000 during the third quarter of 2013, compared to $226,000 during the third quarter of 2012.  Interest income on mortgage-backed securities also increased due to a $4.7 million increase in the average balance of mortgage-backed securities to $51.3 million during the third quarter of 2013.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, decreased $1,000 to $10,000 during the third quarter of 2013 compared to the same quarter of 2012.  The average balance of these accounts decreased $3.6 million to $4.8 million for the three months ended September 30, 2013 compared to $8.3 million for the three months ended September 30, 2012.  The decrease in the average balance reflected a decrease in the average balance of federal funds sold.  The average yield on other interest-earning assets increased to 0.86% during the third quarter of 2013 from 0.52% during the third quarter of 2012, reflecting the decrease in the lower-yielding federal funds sold during the comparative periods.

Interest Expense:  Total interest expense decreased $138,000, or 23.9%, to $440,000 for the three months ended September 30, 2013 compared to $578,000 for the three months ended September 30, 2012.  The lower interest expense reflects a $138,000 decrease in the cost of deposits.

Interest expense on deposits decreased $138,000 to $436,000 for the third quarter of 2013 compared to $574,000 for the third quarter of 2012.  The decrease in interest expense on deposits was primarily due to a 22 basis point decrease in the average rate paid on deposits to 0.76% during the third quarter of 2013 from 0.98% during the third quarter of 2012.  The decrease reflected ongoing low short-term market interest rates during 2013, as well as a change in the composition of our deposits.  The average balance of deposits decreased $5.5 million to $229.6 million for the third quarter of 2013.  The decrease reflected a $17.3 million decrease in the average balance of time deposit accounts, partially offset by a $10.7 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds equaled $4,000 for the third quarters of 2013 and 2012.  The average rate paid on borrowed funds decreased to 0.10% during the third quarter of 2013 compared to 0.25% during the third quarter of 2012.  The average balance of borrowed funds increased $9.2 million to $15.7 million for the third quarter of 2013 compared to $6.5 million for the third quarter of 2012.

Net Interest Income:  As a result of the changes in interest income and interest expense noted above, net interest income increased by $8,000, or 0.3%, to $2.6 million for the three months ended September 30, 2013 from the same period of 2012.  Our interest rate spread decreased by 3 basis points to 3.42% during the third quarter of 2013 from 3.45% during the third quarter of 2012.  Our net interest margin decreased 6 basis points to 3.55% for the third quarter of 2013 from 3.61% for the third quarter of 2012.

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

The provision for loan losses totaled $10,000 during the third quarter of 2013, compared to $120,000 during the third quarter of 2012.  Net charge-offs increased to $218,000 during the third quarter of 2013, compared to net charge-offs of $99,000 during the third quarter of 2012.  The allowance for loan losses increased $113,000 to $3.3 million at September 30, 2013 from $3.2 million at September 30, 2012.  Loans delinquent 30 days or more decreased $1.1 million to $1.8 million, or 0.99% of total loans, as of September 30, 2013, from $2.8 million, or 1.61% of total loans, as of December 31, 2012.  Loans delinquent 30 days or more totaled $2.3 million, or 1.32% of total loans at September 30, 2012.

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

	September 30, 2013	December 31, 2012

Non-accruing loans:
One-to-four family residential	$1,241,382	$1,203,328
Commercial real estate	216,923	560,073
Commercial business	41,087	51,436
Home equity	158,850	276,877
Consumer	30,824	122,064
Total	$1,689,066	$2,213,778

Accruing loans delinquent more than 90 days:
Consumer	-	-
Total	$-	$-

Real estate owned:
One-to-four family residential	$77,600	$-
Commercial real estate	149,193	137,193
Total	$226,793	$137,193

Total nonperforming assets	$1,915,859	$2,350,971

Total as a percentage of total assets	0.60%	0.73%

Nonperforming assets decreased $435,000 to $1.9 million, or 0.60% of total assets, as of September 30, 2013, compared to $2.4 million, or 0.73% of total assets, as of December 31, 2012.  The decrease in nonperforming assets was due to a $525,000 decrease in nonperforming loans and a $90,000 increase in real estate owned.  Nonperforming loans decreased to $1.7 million as of September 30, 2013, from $2.2 million at December 31, 2012.  The decrease in nonperforming loans primarily reflected the payoff of approximately $400,000 in nonaccrual loans and $170,000 in charge-offs.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2013 and December 31, 2012.  All non-accruing loans are automatically placed on the watch list.  Total watch list credits decreased $800,000 during 2013 to $7.0 million at September 30, 2013.  The decrease in Substandard credits reflected payoffs totaling approximately $580,000 and charge-offs of $212,000.  The decrease in Special Mention credits primarily reflected payoffs of approximately $160,000 and charge-offs of $49,000.

	September 30, 2013	December 31, 2012

Special Mention credits	$1,255,272	$1,846,851
Substandard credits	5,736,752	5,945,570
Total watch list credits	$6,992,024	$7,792,421

Non-Interest Income:  Non-interest income decreased $349,000, or 25.7%, to $1.0 million for the three months ended September 30, 2013 from $1.4 million for the same period in 2012.  The decrease in non-interest income resulted primarily from decreases of $229,000 in gains on the sale of available-for-sale securities and $136,000 in net income from mortgage banking operations, partially offset by an increase of $12,000 in commission income.  The decrease in gains on the sale of securities reflected changing market conditions and a lower volume of securities sold as $7.2 million were sold during the third quarter of 2013 compared to $8.3 million during the same period of 2012.  The decrease in mortgage banking income was due to a lower volume of loan sales, reflecting decreased loan demand mortgage rates increased.  We sold $5.6 million of loans to the secondary market during the third quarter of 2013, compared to $14.4 million during the same period of 2012.  The increase in commission income reflected improved market conditions.

Non-Interest Expense:  Total non-interest expense increased $159,000, or 6.6%, to $2.6 million for the three months ended September 30, 2013.  The increase in non-interest expense consisted mainly of increases of $129,000 in other non-interest expense and $50,000 in data processing and telecommunications expense.  The increase in other non-interest expense is primarily due to a one-time charge of $74,000 related to the sale of our former main office building.  Future  occupancy expense should be lower as a result of the sale of this facility.  The increase in data processing expense reflects non-recurring consulting expenses related to software upgrades and training.

Income Taxes:  The provision for income taxes decreased $146,000 to $272,000 during the third quarter of 2013 compared to the same period of 2012.  The decrease in the income tax provision reflected a decrease in taxable income.  The effective tax rate was 25.7% and 28.9% during the three months ended September 30, 2013 and 2012, respectively, reflecting the impact of tax-exempt income.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General:  Net income for the nine months ended September 30, 2013 was $2.6 million, or $1.37 per common share, basic and diluted, compared to net income of $2.8 million, or $1.48 per common share, basic and diluted, for the nine months ended September 30, 2012.  The $233,000 decrease in net income reflects decreases of $357,000 in net interest income and $126,000 in non-interest income and an increase of $183,000 in non-interest expense, partially offset by decreases of $330,000 in the provision for loan losses and $103,000 in income taxes.

Interest Income:  Total interest income for the nine months ended September 30, 2013 decreased $763,000, or 7.9%, to $8.9 million from $9.7 million for the same period of 2012.  The decrease in interest income reflected decreases of $508,000 in interest income on loans, $163,000 in interest income on investment securities, and $91,000 in interest income on mortgage-backed securities.

Interest income on loans decreased $508,000 to $7.0 million for the first nine months of 2013, compared to $7.5 million for the same period of 2012.  The decrease in interest income on loans was primarily due to a decrease in the average yield of loans.  The average yield on loans decreased 39 basis points to 5.39% during the first nine months of 2013 from 5.78% during the first nine months of 2012.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio equaled $173.4 million and $173.3 million for the first nine months of 2013 and 2012, respectively.

Interest income on investment securities decreased $163,000 to $1.3 million for the first nine months of 2013 from the same period of 2012.  The decrease in interest income reflects a decrease in the average yield, partially offset by an increase in the average balance of investment securities.  The average yield of investment securities decreased 45 basis points to 2.99% during the first nine months of 2013 from 3.44% for the first nine months of 2012 due to purchases of newer securities at lower interest rates.  The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.  The average balance of the investment securities portfolio increased to $59.9 million during the first nine months of 2013, compared to $58.3 million for the first nine months of 2012.

Interest income on mortgage-backed securities decreased $91,000 to $554,000 for the first nine months of 2013, compared to $645,000 for the same period of 2012.  The decrease reflected a 46 basis point decrease in the average yield of mortgage-backed securities to 1.46% for the first nine months of 2013, compared to 1.92% for the same period of 2012.  The average yield was impacted by higher premium amortization resulting from faster prepayment speeds on mortgage-backed securities during 2013.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $92,000 to $648,000 during the first nine months of 2013, compared to $556,000 during the first nine months of 2012.  The decrease in interest income on mortgage-backed securities was partially offset by an increase of $5.9 million in the average balance of mortgage-backed securities to $50.7 million during the nine months of 2013 as compared to the same period in 2012.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, decreased to $34,000 during the first nine months of 2013 from $35,000 during the same period of 2012.  The average balance of these accounts decreased $3.2 million to $9.0 million for the nine months ended September 30, 2013 compared to $12.2 million for the nine months ended September 30, 2012.  The average yield on other interest-earning assets increased to 0.51% during the first nine months of 2013 from 0.38% during the first nine months of 2012.

Interest Expense:  Total interest expense decreased $407,000, or 22.9%, to $1.4 million for the nine months ended September 30, 2013 compared to $1.8 million for the nine months ended September 30, 2012.  The lower interest expense was primarily due to a $405,000 decrease in the cost of deposits.

Interest expense on deposits decreased $405,000 to $1.4 million for the nine months ended September 30, 2013 compared to $1.8 million for the nine months ended September 30, 2012.  The decrease in interest expense on deposits was primarily due to a 21 basis point decrease in the average rate paid to 0.78% during the first nine months of 2013 from 0.99% during the first nine months of 2012.  The decrease reflected low short-term market interest rates which continued during 2013, as well as a change in the composition of our deposits.  The average balance of deposits decreased $3.5 million to $232.6 million for the first nine months of 2013 compared to $236.2 million for the first nine months of 2012.

Interest paid on borrowed funds decreased $2,000 to $9,000 for the nine months ended September 30, 2013 due to a decrease in the average cost of borrowings.  The average rate paid on borrowed funds decreased to 0.14% during the first nine months of 2013 compared to 0.26% during the first nine months of 2012.  The average balance of borrowed funds increased $3.1 million to $8.6 million during the first nine months of 2013 compared to $5.5 million during the same period of 2012.

Net Interest Income:  As a result of the changes in interest income and interest expense noted above, net interest income decreased by $357,000, or 4.5%, to $7.6 million for the nine months ended September 30, 2013 from $7.9 million for the nine months ended September 30, 2012.  Our interest rate spread decreased by 19 basis points to 3.31% during the first nine months of 2013 from 3.50% during the first nine months of 2012.  Our net interest margin decreased 21 basis points to 3.45% for the first nine months of 2013 from 3.66% for the first nine months of 2012.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to maintain the allowance for loan losses, after net charge-offs have been deducted, at a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30, 2013	September 30, 2012

Balance at beginning of period	$3,339,464	$3,296,607
Charge-offs:
One-to-four family residential	162,447	76,705
Commercial real estate	-	356,270
Home equity	48,383	80,126
Consumer	66,467	64,801
Total	277,297	577,902
Recoveries:
One-to-four family residential	15,771	25,053
Commercial real estate	111,569	17,716
Commercial business	7,341	13,112
Home equity	14,510	3,285
Consumer	13,138	3,871
Total	162,329	63,037
Net loan charge-offs	114,968	514,865
Additions charged to operations	40,000	370,000
Balance at end of period	$3,264,496	$3,151,742

The allowance for loan losses increased $113,000 to $3.3 million at September 30, 2013, from $3.2 million at September 30, 2012.  The provision decreased $330,000 to $40,000 during the first nine months of 2013, compared to $370,000 during the first nine months of 2012.  Net charge-offs decreased $400,000 to $115,000 during the first nine months of 2013, compared to $515,000 during the first nine months of 2012.  The decrease in net charge-offs during 2013 is primarily due to the write-off of $340,000 on one loan secured by commercial real estate during 2012.  The decrease in the provision and the allowance for loan losses during 2013 reflected the lower level of nonperforming loans and watch list credits.

Non-Interest Income:  Non-interest income decreased $126,000, or 3.4%, to $3.5 million for the nine months ended September 30, 2013.  The decrease in non-interest income resulted primarily from decreases of $203,000 in net income from mortgage banking operations and $67,000 in gains on the sale of available-for-sale securities, partially offset by an increase of $99,000 in commission income.  The decrease in mortgage banking operations income was due to a lower volume of loan sales in 2013, as we sold $20.6 million of loans to the secondary market during the first nine months of 2013, compared to $37.5 million during the same period of 2012.  The lower volume of sales reflected a reduced volume of mortgage originations, which are affected by changes in market interest rates.  The decrease in gains on the sale of securities reflected changing market conditions, as a higher volume of securities totaling $25.3 million were sold during the first nine months of 2013 compared to $23.2 million during the same period of 2012.  Securities sales during 2013 were primarily made to reduce the volatility to interest rate changes in municipal bonds and to eliminate faster paying mortgage-backed securities.  The increase in commission income reflected improved market conditions and increased account activity during 2013.

Non-Interest Expense:  Total non-interest expense increased $183,000, or 2.5%, to $7.5 million for the nine months ended September 30, 2013.  The increase in non-interest expense consisted mainly of increases of $86,000 in other non-interest expense and $63,000 in data processing and telecommunications expense.  The increase in other non-interest expense is primarily due to a one-time charge of $74,000 related to the sale of our former main office building, which should benefit future occupancy expense.  The increase in data processing expense reflects non-recurring consulting expenses related to software upgrades and training.

Income Taxes:  The provision for income taxes decreased $102,000 to $981,000 during the first nine months of 2013 compared to $1.1 million during the same period of 2012.  The decrease in the income tax provision reflected a decrease in taxable income.  The effective tax rate was 27.7% and 28.0% during the nine months ended September 30, 2013 and 2012, respectively, reflecting the impact of tax exempt income.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At September 30, 2013 and December 31, 2012, cash and cash equivalents totaled $5.6 million and $7.3 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past nine months, the most significant sources of funds have been calls and sales of investment securities, principal repayments on loans and mortgage-backed securities, and other borrowings.  These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities, loan originations, and stock repurchases.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At September 30, 2013, the Company had $15.5 million in outstanding overnight FHLB advances and approximately $7.4 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at September 30, 2013 and December 31, 2012 were 41.9% and 43.5%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012

Commitments to fund loans	$37,904,233	$34,748,383
Standby letters of credit	360,000	368,390

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at September 30, 2013, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At September 30, 2013, the Bank’s core capital ratio was 11.24% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At September 30, 2013 and December 31, 2012, minimum requirements and the Bank’s actual ratios are as follows:

	September 30, 2013	December 31, 2012	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	11.24%	10.89%	4.00%
Tier 1 Capital to Risk-Weighted Assets	16.75%	16.46%	4.00%
Total Capital to Risk-Weighted Assets	18.00%	17.72%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2013			2012
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$176,231	$2,364	5.37%	$177,190	$2,515	5.68%
Investment securities	63,445	465	2.93%	57,421	478	3.33%
Mortgage-backed securities	51,302	222	1.73%	46,630	187	1.60%
Other	4,767	10	0.86%	8,340	11	0.52%
Total interest-earning assets	295,745	3,061	4.14%	289,581	3,191	4.41%

Non-interest earnings assets	21,382			22,448
Total assets	$317,127			$312,029

Interest-bearing liabilities:
Deposits	$229,575	$436	0.76%	$235,096	$573	0.98%
Other borrowings	15,677	4	0.10%	6,467	4	0.25%
Total interest-bearing liabilities	245,252	440	0.72%	241,563	577	0.96%

Non-interest bearing liabilities	30,829			26,559
Stockholders’ equity	41,046			43,907

Total liabilities/stockholders’ equity	$317,127			$312,029

Net interest income		$2,621			$2,614

Interest rate spread (average yield earned minus average rate paid)			3.42%			3.45%

Net interest margin (net interest income divided by average interest-earning assets)			3.55%			3.61%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2013 Compared to 2012
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(138)	$(13)	$(151)
Investment securities	(60)	47	(13)
Mortgage-backed securities	16	19	35
Other	5	(6)	(1)
Total net change in income on
interest-earning assets	(177)	47	(130)

Interest-bearing liabilities:
Deposits	(125)	(13)	(138)
Other borrowings	(3)	3	-
Total net change in expense on
interest-bearing liabilities	(128)	(10)	(138)

Net change in net interest income	$(49)	$57	$8

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2013			2012
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$173,382	$7,009	5.39%	$173,288	$7,517	5.78%
Investment securities	59,867	1,341	2.99%	58,322	1,504	3.44%
Mortgage-backed securities	50,744	554	1.46%	44,845	645	1.92%
Other	8,963	34	0.51%	12,246	35	0.38%
Total interest-earning assets	292,956	8,938	4.07%	288,701	9,701	4.48%

Non-interest earnings assets	21,552			22,169
Total assets	$314,508			$310,870

Interest-bearing liabilities:
Deposits	$232,632	$1,357	0.78%	$236,175	$1,762	0.99%
Other borrowings	8,576	9	0.14%	5,451	11	0.26%
Total interest-bearing liabilities	241,208	1,366	0.76%	241,626	1,773	0.98%

Non-interest bearing liabilities	30,188			26,392
Stockholders’ equity	43,112			42,852

Total liabilities/stockholders’ equity	$314,508			$310,870

Net interest income		$7,572			$7,928

Interest rate spread (average yield earned
minus average rate paid)			3.31%			3.50%

Net interest margin (net interest income
divided by average interest-earning assets)			3.45%			3.66%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative nine month periods.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2013 Compared to 2012
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(512)	$4	$(508)
Investment securities	(202)	39	(163)
Mortgage-backed securities	(169)	78	(91)
Other	10	(11)	(1)

Total net change in income on interest-earning assets	(873)	110	(763)

Interest-bearing liabilities:
Deposits	(379)	(26)	(405)
Other borrowings	(6)	5	(1)

Total net change in expense on interest-bearing liabilities	(385)	(21)	(406)

Net change in net interest income	$(488)	$131	$(357)

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

The following table shows projected results at September 30, 2013 and December 31, 2012 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.
	Change in Net Interest Income
	(Dollars in thousands)
	September 30, 2013		December 31, 2012		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(189)	-1.64%	(193)	-1.64%	> (20.00)%
+ 200 basis points	(123)	-1.07%	(95)	-0.81%	> (20.00)%
+ 100 basis points	(36)	-0.31%	(34)	-0.29%	> (12.50)%
- 100 basis points	(172)	-1.49%	(503)	-4.26%	> (12.50)%

The table above indicates that as of September 30, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 1.07% decrease in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 1.49% decrease in net interest income.

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

At September 30, 2013, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan
July 1 – July 31	26,500	$ 19.55	26,500	35,694
August 1 – August 31	14,800	19.60	14,800	20,894
September 1 – September 30	20,894	19.50	20,894	-

On October 15, 2013, the Company’s Board of Directors authorized a new stock repurchase plan for the repurchase of up to 5% of its outstanding shares of common stock, or 92,018 shares.  The shares may be repurchased in the open market, in block trades or in privately negotiated transactions depending on market conditions.  The Company’s previous repurchase plan was fulfilled during the third quarter of 2013.

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

JACKSONVILLE BANCORP, INC. Registrant

Date: 11/08/2013	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS