Form 10-K
period 2013-12-31
Jacksonville Bancorp, Inc.
filed 2014-03-14
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by the Nasdaq Capital Market, was approximately $36.3 million.

As of March 1, 2014, there were issued and outstanding 1,818,876 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).
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

The Company’s only significant asset is its investment in Jacksonville Savings Bank. At December 31, 2013, Jacksonville Bancorp, Inc. had consolidated assets of $318.4 million, total deposits of $251.7 million, and stockholders’ equity of $41.1 million.

Jacksonville Savings Bank

Jacksonville Savings Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois. We conduct our business from our main office and five branches, two of which are located in Jacksonville and one of which is located in each of the following Illinois communities: Virden, Litchfield, and Chapin. We were originally chartered in 1916 as an Illinois-chartered mutual savings and loan association and converted to a mutual savings bank in 1992. In 1995, Jacksonville Savings Bank converted to an Illinois chartered stock savings bank and reorganized from the mutual to the mutual holding company form of organization. We have been a member of the Federal Home Loan Bank System since 1932. Our deposits are insured by the Federal Deposit Insurance Corporation.

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

The economy of our market area consists primarily of agriculture and related businesses, light industry and state and local government. The largest employers in our market area are Pactiv Corporation, Passavant Area Hospital, and the State of Illinois. During 2008 and continuing into 2012, the local economy experienced a downturn, although not as severe as the nationwide recession. As of December 2013, unemployment rates in our market area were: 8.4% in Cass County, 9.0% in Macoupin County, 11.5% in Montgomery County and 8.8% in Morgan County. This compared with unemployment rates of 8.6% in Illinois and 6.7% in the United States as a whole. While increased layoffs have resulted in higher unemployment levels, we have not seen a significant impact on our business.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from commercial banks, other savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Morgan, Macoupin and Montgomery counties, Illinois. As of June 30, 2013, our FDIC-insured deposit market share in the counties we serve (out of 30 bank and thrift institutions with offices in Morgan, Macoupin and Montgomery Counties, Illinois) was 10.4%. Such data does not reflect deposits held by credit unions.

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

Lending Activities

General. Historically, our principal lending activity has been the origination of mortgage loans secured by one- to four-family residential properties in our local market area. Over the past several years, we have increased our emphasis on originating loans secured by commercial and agricultural real estate. We also originate commercial and agricultural business loans secured by collateral other than real estate as well as unsecured commercial and agricultural business loans. We also originate home equity and consumer loans. At December 31, 2013, our loans receivable totaled $184.1 million, of which $44.3 million, or 24.5%, consisted of one- to four-family residential mortgage loans. One- to four-family residential mortgage loans increased $2.9 million, or 7.0%, during 2013. The remainder of our loans receivable at December 31, 2013 consisted of commercial real estate loans totaling $38.9 million, or 21.5% of net loans, agricultural real estate loans totaling $35.0 million, or 19.4% of net loans, home equity loans totaling $11.7 million, or 6.5% of net loans, commercial business loans totaling $29.9 million, or 16.6% of net loans, agricultural business loans totaling $10.6 million, or 5.9% of net loans, and consumer loans totaling $13.6 million, or 7.5% of net loans.

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

We originate fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years. We sell a significant portion of our one- to four-family fixed-rate residential mortgage loan originations directly to the secondary market. During the years ended December 31, 2013 and 2012, we sold $24.5 million and $52.7 million of fixed-rate residential mortgage loans, respectively. Loans are generally sold without recourse and with servicing retained.

At December 31, 2013, we were servicing $145.9 million in loans for which we received servicing income of $372,000 for the year ended December 31, 2013. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned as loan servicing fees in non-interest income. The amortization of mortgage servicing rights is netted from the gains on sale of loans, both cash gains as well as the capitalized gains, and is included in mortgage banking operations, net, in non-interest income.

Loan Portfolio Composition. Set forth below are selected data relating to the composition of our loan portfolio, by type of loan as of the dates indicated, excluding loans held for sale of $262,000, $712,000, $447,000, $280,000 and $814,000 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$44,286	24.5%	$41,386	23.8%	$39,472	23.1%	$37,227	21.1%	$38,581	22.2%
Commercial (2)	38,921	21.5	30,973	17.8	40,170	23.5	45,362	25.7	34,774	20.0
Agricultural	35,006	19.4	37,392	21.5	29,971	17.5	28,164	16.0	26,220	15.1
Home equity (3)	11,729	6.5	12,734	7.4	16,043	9.4	19,526	11.1	28,119	16.2
Total real estate loans	129,942	71.9	122,485	70.5	125,656	73.5	130,279	73.9	127,694	73.5

Commercial business loans	29,947	16.6	29,046	16.7	23,198	13.6	22,810	12.9	25,548	14.7
Agricultural business loans	10,560	5.9	10,983	6.3	9,591	5.6	8,176	4.6	8,845	5.1
Consumer loans	13,606	7.5	14,572	8.4	15,756	9.2	18,190	10.3	13,955	8.0
Total loans receivable	184,055	101.9	177,086	101.9	174,201	101.9	179,455	101.7	176,042	101.3

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	9	—	(6)	—	39	—	49	—	69	—
Allowance for loan losses	3,406	1.9	3,339	1.9	3,297	1.9	2,964	1.7	2,290	1.3
Total loans receivable, net	$180,640	100.0%	$173,753	100.0%	$170,865	100.0%	$176,442	100.0%	$173,683	100.0%

(1)	Includes one- to four-family real estate construction loans of $328,000, $1.9 million, $686,000, $503,000 and $54,000 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(2)	Includes commercial real estate construction loans of $4.7 million, $495,000, $0, $2.1 million and $4.2 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(3)	Includes real estate construction loans of $0, $40,000, $0, $453,000 and $3.6 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

One- to Four-Family Mortgage Loans. Historically our primary lending origination activity has been one-to four-family, owner-occupied, residential mortgage loans secured by property located in our market area. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. We generally limit our one- to four-family loan originations to the financing of loans secured by properties located within our market area. At December 31, 2013, $44.3 million, or 24.5% of our net loan portfolio, was invested in mortgage loans secured by one- to four-family residences.

Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is currently $417,000 for single-family homes. At December 31, 2013, we had no one- to four-family residential mortgage loans with principal balances in excess of $417,000, commonly referred to as jumbo loans.

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

We currently offer adjustable-rate mortgage loans for terms ranging up to 30 years. We generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination. Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on our net interest income. In the low interest rate environment that has existed over the past few years, our adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of our loan portfolio. We have used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $15.7 million, or 35.4% of our total one- to four-family residential real estate loans receivable at December 31, 2013. The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. During 2013, we originated $23.7 million of fixed-rate residential mortgage loans which were all subsequently sold in the secondary mortgage market and $16.1 million of adjustable-rate mortgage and balloon loans which were held in our portfolio.

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

When underwriting residential real estate loans, we review and verify each loan applicant’s income and credit history.  Management believes that stability of income and past credit history are integral parts in the underwriting process.  Generally, the applicant’s total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant’s total monthly income.  In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 38% of total monthly income.  Written appraisals are generally required on real estate property offered to secure an applicant’s loan.  For one- to four-family real estate loans with loan to value ratios of over 80%, we generally require private mortgage insurance. We require fire and casualty insurance on all properties securing real estate loans.  We may require title insurance, or an attorney’s title opinion, as circumstances warrant.

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

Commercial Real Estate Loans.  We originate and purchase commercial real estate loans.  At December 31, 2013, $38.9 million, or 21.5%, of our net loan portfolio consisted of commercial real estate loans.  During 2013, loan originations secured by commercial real estate totaled $11.1 million as compared to $2.8 million in 2012. Our commercial real estate loans are secured primarily by improved properties such as multi-family residential properties, retail facilities and office buildings, restaurants, and other non-residential buildings.  At December 31, 2013, our commercial real estate loan portfolio included $2.7 million in loans secured by multi-family residential properties, $6.2 million in loans secured by restaurants, $1.8 million in loans secured by hotels, and $28.2 million in loans secured by other commercial properties.  The maximum loan-to-value ratio for commercial real estate loans we originate is generally 80%. Our commercial real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the prime rate and generally have a specified floor. Many of our fixed-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We have $9.0 million of interest only commercial real estate loans. We purchase from time to time commercial real estate loan participations primarily from outside our market area where we are not the lead lender. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2013, commercial real estate loan participations totaled $7.9 million, or 20.4% of the commercial real estate loan portfolio consisting primarily of loan participations outside of our market area which totaled $5.4 million, or 13.8% of the commercial real estate loan portfolio. At December 31, 2013, we had no loan participations delinquent 60 days or more.

At December 31, 2013, our largest commercial real estate loan was secured by a restaurant with a principal balance of $1.9 million and was performing in accordance with its terms. At December 31, 2013, our largest commercial real estate loan participation was secured by a manufacturing facility with a principal balance of $1.3 million and was performing in accordance with its terms.

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

Agricultural Real Estate Loans. We originate and purchase agricultural real estate loans. At December 31, 2013, $35.0 million, or 19.4% of our net loan portfolio, consisted of agricultural real estate loans. During 2013, loan originations secured by agricultural real estate totaled $4.6 million, as compared to $11.5 million in 2012. In 2012, agricultural real estate loan originations were greater than our historical levels. The increase in originations was due to greater demand in our market area whereby we could make more loans to borrowers who were already known to us. The maximum loan-to-value ratio for agricultural real estate loans we originate is generally 80%. Our agricultural real estate loans are generally written up to terms of five years with adjustable interest rates. The rates are generally tied to the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years, or five-years and generally have a specified floor. Many of our fixed-rate agricultural real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We purchase from time to time agricultural real estate loan participations primarily from other local institutions within our market area. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2013, agricultural real estate loan participations totaled $4.4 million, or 12.5% of the agricultural real estate loan portfolio. At December 31, 2013, we had no loan participations delinquent 60 days or more. At December 31, 2013, our largest agricultural real estate loan was secured by farmland, had a principal balance of $2.8 million and was performing in accordance with its terms.

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

Home Equity Loans. At December 31, 2013, home equity loans totaled $11.7 million, or 6.5%, of our net loan portfolio. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. Generally, the maximum term for home equity loans is 10 years.

Our underwriting standards for home equity loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. At December 31, 2013, home equity loans 90 days or more delinquent totaled $55,000, or 0.5% of total home equity loans. The largest delinquent loan in this category at December 31, 2013 had a principal balance of $29,000 and was secured by a residential mortgage. No assurance can be given, however, that our delinquency rate or loss experience on home equity loans will not increase in the future.

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

Commercial Business Loans. We originate commercial business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. We also purchase participations of commercial business loans from other lenders, which may be made to borrowers outside our market area. Commercial business loans totaled $29.9 million, or 16.6% of our net loan portfolio at December 31, 2013. At December 31, 2013, commercial business loan participations totaled $1.9 million, or 6.3% of the commercial business loan portfolio. Of this amount, commercial business loan participations outside of our market area represented $1.6 million, or 5.2% of the commercial business loan portfolio. Commercial business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years and various terms of maturity generally from three years to five years. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating business loans. During the year ended December 31, 2013, we originated $19.4 million in commercial business loans. At that date, our largest commercial business loan was a $6.0 million line of credit. This loan was performing in accordance with its terms at December 31, 2013.

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

Agricultural Business Loans.  We originate agricultural business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. Agricultural business loans totaled $10.6 million, or 5.9% of our net loan portfolio at December 31, 2013. Agricultural business loans are generally secured by equipment and blanket security agreements on all farm assets.  These loans are generally offered with fixed rates with terms up to five years.  Agricultural business loans generally bear lower interest rates than residential loans due to competitive market pressures.  While the repayment of our agricultural business loans is generally dependent on the successful operation of the farm operation, we have experienced a good history of low default rates.  We generally obtain personal guarantees from the borrower as a condition to originating agricultural business loans.  During the year ended December 31, 2013, we originated $10.0 million in agricultural business loans.  At December 31, 2013, our largest agricultural business loan was a line of credit of $650,000 with no principal balance outstanding.  This loan was performing in accordance with its terms at December 31, 2013.

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

Consumer Loans. As of December 31, 2013, consumer loans totaled $13.6 million, or 7.5%, of our net loan portfolio. The principal types of consumer loans we offer are automobile loans, loans secured by deposit accounts, unsecured loans and mobile home loans. We generally offer consumer loans on a fixed-rate basis.

At December 31, 2013, consumer loans secured by automobiles totaled $5.6 million, or 3.1% of our net loan portfolio. We offer automobile loans with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. We generally originate automobile loans with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although in the case of a new car loan the loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Consumer loans 90 days or more delinquent at December 31, 2013 totaled $10,000, or 0.1% of total consumer loans. No assurance can be given, however, that our delinquency rate or loss experience on consumer loans will not increase in the future.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Commercial Real Estate		Agricultural Real Estate		Home Equity
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2014	$6,775	6.02%	$7,331	5.51%	$429	5.89%	$1,426	7.00%
2015	3,557	6.40	6,177	5.33	2,116	2.59	1,213	6.60
2016	3,505	6.26	5,032	4.48	160	7.25	1,617	6.72
2017 to 2018	4,152	5.46	6,689	4.92	167	4.84	2,986	6.42
2019 to 2023	2,774	5.81	3,574	5.07	1,559	5.04	3,852	5.83
2024 to 2028	7,328	4.86	3,772	5.58	2,050	5.31	342	6.59
2029 and beyond	16,195	5.39	6,346	4.61	28,525	4.40	293	6.39

Total	$44,286	5.58%	$38,921	5.07%	$35,006	4.41%	$11,729	6.36%

	Commercial Business		Agricultural Business		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2014	$8,502	4.48%	$8,479	3.82%	$1,639	7.16%	$34,581	5.09%
2015	6,693	3.65	147	5.93	2,004	8.20	21,907	5.06
2016	3,577	4.59	246	5.32	2,628	7.14	16,765	5.55
2017 to 2018	6,148	5.68	1,115	4.99	3,983	6.04	25,240	5.55
2019 to 2023	2,295	5.71	573	4.62	547	7.44	15,174	5.56
2024 to 2028	2,581	3.68	—	—	993	8.52	17,066	5.15
2029 and beyond	151	6.25	—	—	1,812	8.92	53,322	4.90

Total	$29,947	4.58%	$10,560	4.05%	$13,606	7.33%	$184,055	5.18%

The following table sets forth at December 31, 2013, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2014. At December 31, 2013, fixed-rate loans include $11.8 million in fixed-rate balloon payment loans with original maturities of five years or less. The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2014, was $67.8 million and $81.6 million, respectively.

	Due after December 31, 2014
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$21,853	$15,658	$37,511
Commercial	16,099	15,491	31,590
Agricultural	288	34,289	34,577
Home equity/home improvement	5,271	5,032	10,303
Commercial business loans	10,995	10,450	21,445
Agricultural business loans	1,728	353	2,081
Consumer	11,610	357	11,967
Total loans	$67,844	$81,630	$149,474

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

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands)

Total loans receivable at beginning of year	$177,086	$174,201	$179,455	$176,042	$184,991
Originations:
Real estate loans:
One- to four-family residential	39,825	68,471	44,583	54,052	72,109
Commercial	11,071	2,823	7,435	18,388	2,741
Agricultural	4,585	11,480	15,482	7,112	6,422
Home equity	3,598	3,243	4,081	5,073	11,698
Commercial business loans	19,397	20,920	14,326	11,692	12,714
Agricultural business loans	10,008	12,091	15,500	14,929	14,581
Consumer loans	9,239	8,375	10,833	16,355	11,223
Total originations	97,723	127,403	112,240	127,601	131,488
Participation loans purchased	3,878	6,093	3,227	4,328	2,113
Transfer of mortgage loans to foreclosed real estate owned	129	262	461	670	308
Repayments	70,043	77,672	88,033	80,471	75,542
Loan sales to secondary market	24,460	52,677	32,227	47,375	66,700
Total loans receivable at end of year	$184,055	$177,086	$174,201	$179,455	$176,042

Loan Origination and Other Fees. In addition to interest earned on loans, we may charge loan origination fees. Our ability to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in our market area. To the extent that loans are originated or acquired for our portfolio, accounting standards require that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred are recognized into income immediately upon the sale of the related loan. At December 31, 2013, we had $187,000 of deferred loan fees. Loan origination fees are a volatile source of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, we also receive other fees that consist primarily of extension fees and late charges. We recognized fees of $97,000, $103,000 and $109,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Loan Concentrations. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the Bank’s total capital, as defined by regulation.  At December 31, 2013, our loans-to-one borrower limit was $9.7 million.  At December 31, 2013 we had no lending relationships in excess of our loans-to-one borrower limitation.  At December 31, 2013, we had 33 borrowers with outstanding borrowings  in excess of $1.0 million totaling in the aggregate $74.1 million or 40.3% of our total loan portfolio.

Delinquencies and Classified Assets

Our collection procedures provide that when a mortgage loan is either ten days (in the case of adjustable-rate mortgage and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment and assessing a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. We also send a 30 day notice pursuant to Illinois law if a borrower’s primary residence is the collateral at issue. When a loan continues in a delinquent status for 60 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency. If not cured, foreclosure proceedings are initiated. Consumer loans receive a ten-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires. At December 31, 2013, 2012 and 2011, the percentage of non-performing loans to total loans receivable were 0.97%, 1.25% and 1.38%, respectively. At December 31, 2013, 2012 and 2011, the percentage of non-performing assets to total assets was 0.65%, 0.73% and 0.92%, respectively.

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

Management monitors all past due loans and non-performing assets. Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2013, we had no loans 90 days or more delinquent that were still accruing interest. Non-performing assets decreased by $285,000 to $2.1 million at December 31, 2013 as compared to $2.4 million at December 31, 2012. The decrease in the level of non-performing assets primarily reflected a decrease of $432,000 in non-performing loans, partially offset by an increase of $147,000 in foreclosed assets.

Management believes the volume of non-performing assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief lending officer and collections and loan review departments which monitor the loan portfolio and seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2013, we owned $282,000 of property classified as real estate owned.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At December 31, 2013, 2012, 2011, 2010 and 2009, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $2.6 million, $2.2 million, $2.0 million, $1.2 million and $1.3 million, respectively.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,339	$1,203	$1,298	$1,019	$484
Commercial	208	560	362	1,360	230
Agricultural	—	—	—	—	—
Home equity	134	277	423	566	407
Commercial business loans	38	52	67	84	416
Agricultural business loans	—	—	—	—	—
Consumer loans	63	122	251	106	60

Total non-accrual loans	1,782	2,214	2,401	3,135	1,597

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	349
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	—	—	8

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	357

Total non-performing loans	1,782	2,214	2,401	3,135	1,954

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	133		49	207	324
Commercial	149	137	416	253	59
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	2	—	—	—	—

Total other real estate owned and foreclosed assets	284	137	435	460	383

Total non-performing assets	$2,066	$2,351	$2,836	$3,595	$2,337

Ratios:
Non-performing loans to total loans	0.97%	1.25%	1.38%	1.75%	1.11%
Non-performing assets to total assets	0.65%	0.73%	0.92%	1.19%	0.81%

For the year ended December 31, 2013, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original terms was $121,000. We did not recognize any interest income on such loans for the year ended December 31, 2013.

At December 31, 2013, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

At December 31, 2013
Real estate loans:
One- to four-family residential	2	$96	12	$807	14	$903
Commercial	2	68	2	78	4	146
Agricultural	—	—	—	—	—	—
Home equity	3	48	4	55	7	103
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	5	26	2	10	7	36

Total loans	12	$238	20	$950	32	$1,188

At December 31, 2012
Real estate loans:
One- to four-family residential	5	$213	15	$985	20	$1,198
Commercial	—	—	4	280	4	280
Agricultural	—	—	—	—	—	—
Home equity	4	71	6	136	10	207
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	2	64	4	34	6	98

Total loans	11	$348	29	$1,435	40	$1,783

At December 31, 2011
Real estate loans:
One- to four-family residential	4	$162	12	$1,021	16	$1,183
Commercial	—	—	2	49	2	49
Agricultural	—	—	—	—	—	—
Home equity	5	50	11	197	16	247
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	4	126	3	37	7	163

Total loans	13	$338	28	$1,304	41	$1,642

At December 31, 2010
Real estate loans:
One- to four-family residential	4	$162	15	$847	19	$1,009
Commercial	2	146	2	521	4	667
Agricultural	—	—	—	—	—	—
Home equity	2	10	9	275	11	285
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	6	77	4	9	10	86

Total loans	14	$395	30	$1,652	44	$2,047

At December 31, 2009
Real estate loans:
One- to four-family residential	6	$214	12	$744	18	$958
Commercial	2	543	1	20	3	563
Agricultural	—	—	1	132	1	132
Home equity	3	42	10	194	13	236
Commercial business loans	1	14	2	84	3	98
Agricultural business loans	—	—	—	—	—	—
Consumer loans	6	8	9	35	15	43

Total loans	18	$821	35	$1,209	53	$2,030

Classified Assets. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three categories for classified assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified “loss” must be either completely written off or supported by a 100% specific reserve. We also maintain a category designated “special mention” which is established and maintained for assets not considered classified but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic exams of Jacksonville Savings Bank by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation, the staff of such agencies reviews our classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At December 31, 2013, our classified assets totaled $6.1 million, all of which were classified as substandard.

The total amount of classified and special mention loans decreased $603,000, or 7.7%, to $7.2 million at December 31, 2013 from $7.8 million at December 31, 2012. The decrease in classified and special mention loans during 2013 was due to a decrease of $790,000 in special mention loans, partially offset by an increase of $187,000 in substandard loans. The decrease in special mention loans reflects $327,000 in loans that were upgraded to a pass rating, $140,000 in loans that were downgraded to a substandard rating, and $301,000 in principal reductions on the special mention loans during 2013. The increase in substandard loans was primarily related to $1.2 million in additional loans classified as substandard and $140,000 in loans downgraded from special mention, partially offset by $786,000 in principal reductions on these loans, $226,000 in write-offs, and $107,000 in loans upgraded to a pass rating during 2013.

The following table shows the principal amount of special mention and classified loans at December 31, 2013 and December 31, 2012.

	12/31/13	12/31/12
	(In Thousands)
Special Mention loans	$1,057	$1,847
Substandard loans	6,132	5,945
Total Special Mention and Substandard loans	$7,189	$7,792

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

The allowance for loan losses increased $67,000, or 2.0%, to $3.4 million at December 31, 2013 from $3.3 million at December 31, 2012. The increase in the allowance was the result of the provision for loan losses exceeding net charge-offs. Net charge-offs decreased $344,000 to $103,000 during 2013 from $447,000 during 2012.

Non-performing assets decreased $285,000 to $2.1 million at December 31, 2013, compared to $2.4 million at December 31, 2012.  The decrease in non-performing assets was due to a decrease of $432,000 in non-performing loans, partially offset by an increase of $147,000 in foreclosed assets held at December 31, 2013 as compared to at December 31, 2012.  The allowance for loan losses to non-performing loans increased to 191.14% at December 31, 2013 as compared to 150.85% at December 31, 2012.  This increase was due to both the growth in the allowance for loan losses and the decrease in non-performing loans during 2013.

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

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Balance at beginning of year	$3,339	$3,297	$2,964	$2,290	$1,934

Charge-offs:
One- to four-family residential	162	82	130	99	147
Commercial real estate	—	357	306	787	112
Agricultural real estate	—	—	—	—	—
Home equity	63	80	25	88	58
Commercial business	—	—	—	144	1,883
Agricultural business	—	—	—	—	—
Consumer	67	67	25	11	43
Total charge-offs	292	586	486	1,129	2,243

Recoveries:
One- to four-family residential	16	27	—	21	1
Commercial real estate	136	89	25	25	4
Agricultural real estate	—	—	—	—	—
Home equity	15	14	7	13	4
Commercial business	7	3	156	6	—
Agricultural business	—	—	—	—	—
Consumer	15	6	6	13	15
Total recoveries	189	139	194	78	24

Net loans charge-offs	103	447	292	1,051	2,219
Additions charged to operations	170	490	625	1,725	2,575

Balance at end of year	$3,406	$3,339	$3,297	$2,964	$2,290

Total loans outstanding	$184,055	$177,086	$174,201	$179,455	$176,042
Average net loans outstanding	$174,685	$173,600	$177,597	$177,840	$182,813

Allowance for loan losses as a percentage of total loans at end of year	1.85%	1.89%	1.89%	1.65%	1.29%
Net loans charged off as a percent of average net loans outstanding	0.06%	0.26%	0.16%	0.59%	1.21%
Allowance for loan losses to non-performing loans	191.14%	150.85%	137.33%	94.56%	117.20%
Allowance for loan losses to total non-performing assets at end of year	164.90%	142.05%	116.24%	82.46%	97.99%

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

	At December 31,
	2013		2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$856	24.1%	$741	23.4%	$697	22.7%
Commercial real estate	746	21.1	829	17.5	1,108	23.1
Agricultural real estate	175	19.0	150	21.1	115	17.2
Home equity	202	6.4	329	7.2	309	9.2
Commercial business	1,034	16.3	934	16.4	712	13.3
Agricultural business	53	5.7	44	6.2	59	5.5
Consumer	185	7.4	151	8.2	138	9.0
Unallocated	155	—	161	—	159	—
Total	$3,406	100%	$3,339	100%	$3,297	100%

	At December 31,
	2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$561	20.7%	$392	21.9%
Commercial real estate	1,194	25.3	739	19.8
Agricultural real estate	93	15.7	73	14.9
Home equity	300	10.9	249	16.0
Commercial business	473	12.7	632	14.5
Agricultural business	58	4.6	21	5.0
Consumer	164	10.1	88	7.9
Unallocated	121	—	96	—
Total	$2,964	100%	$2,290	100%

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

The portfolio consists primarily of mortgage-backed securities, municipal bonds and U.S. government and agency securities all of which are classified as available for sale. Mortgage-backed securities totaled $48.3 million at December 31, 2013. General obligation municipal bonds, most of which have been issued within the States of Illinois, Texas, and Missouri totaled $50.2 million at December 31, 2013. Our portfolio of U.S. Government and agency securities totaled $10.4 million at December 31, 2013. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2013, we had no investment securities that were deemed to be other than temporarily impaired.

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

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the United States Government or government sponsored enterprises. These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $49.5 million, $50.9 million and $39.5 million at December 31, 2013, 2012 and 2011, respectively. The fair value of our mortgage-backed securities portfolio was $48.3 million, $52.0 million and $40.4 million at December 31, 2013, 2012 and 2011, respectively, and the weighted average rate as of December 31, 2013, 2012 and 2011 was 2.27%, 2.54% and 3.29%, respectively. At December 31, 2013, $46.8 million of the mortgage-backed securities in the investment portfolio had fixed rates of interest and $1.5 million had variable rates of interest.

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

Municipal Bonds. At December 31, 2013, we held municipal bonds with a fair value of $50.2 million. All of our municipal bonds are general obligation bonds with full taxing authority and ratings (when available) of A or above. Nearly all of our municipal bonds are issued by local municipalities or school districts located in Illinois, Texas, or Missouri.

U.S. Government and Agency Securities. At December 31, 2013, we held U.S. Government and agency securities with a fair value of $10.4 million. These securities have an average expected life of 5.3 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include Federal Home Loan Bank of Chicago stock of $1.1 million. All of such securities were classified as available for sale.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Mortgage-backed securities:
Fannie Mae	$23,435	$23,013	$25,565	$26,245	$19,512	$19,917
Freddie Mac	14,447	14,022	11,067	11,264	7,058	7,263
Ginnie Mae	11,604	11,311	14,285	14,447	12,909	13,184
Total mortgage-backed securities	49,486	48,346	50,917	51,956	39,479	40,364
U.S. government and agencies	10,711	10,420	10,091	10,329	14,132	14,336
Municipal bonds	50,889	50,219	49,991	53,103	44,962	47,922

Total	$111,086	$108,985	$110,999	$115,388	$98,573	$102,622

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of such securities were classified as available for sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)

Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$2,650	2.13%	$20,785	2.37%	$23,435	$23,013	2.34%
FreddieMac	—	—	—	—	1,249	2.11	13,198	2.16	14,447	14,022	2.15
Ginnie Mae	—	—	—	—	—	—	11,604	2.28	11,604	11,311	2.28
Total mortgage-backed securities	—	—	—	—	3,899	2.13	45,587	2.28	49,486	48,346	2.27
U.S. government and agencies	507	1.11	3,500	2.07	4,487	2.31	2,217	1.97	10,711	10,420	2.10
Municipal bonds(1)	96	3.19	6,945	3.05	18,688	3.01	25,160	3.22	50,889	50,219	3.12

Total	$603	1.44%	$10,445	2.72%	$27,074	2.77%	$72,964	2.60%	$111,086	$108,985	2.64%

(4)
We used an assumed 34% tax rate in computing tax equivalent adjustments. The tax equivalent yield of municipal bonds was 4.84% for maturities of one year or less, 4.63% for maturities of more than one year through five years, 4.56% for maturities for more than five years through ten years, 4.88% for maturities of more than 10 years and 4.73% for the total municipal bonds securities portfolio at December 31, 2013. The tax equivalent adjustments to interest income of municipal bonds was $2,000 for maturities of one year or less, $109,000 for maturities of more than one year through five years, $290,000 for maturities for more than five years through ten years, $417,000 for maturities of more than 10 years and $818,000 for the total municipal bonds securities portfolio for the year ended December 31, 2013.

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

Deposits. We attract consumer and commercial deposits principally from within our market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market accounts, term certificate accounts and individual retirement accounts. We will accept deposits of $100,000 or more and may offer negotiated interest rates on such deposits. At December 31, 2013, we had deposits of $100,000 or more from public entities that totaled $14.8 million. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate. We do not obtain funds through brokers, nor do we solicit funds outside our market area.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Deposit type:
Non-interest bearing checking	$25,089	9.8	—%	$23,671	9.2	—%	$21,822	8.5%	—%
Interest-bearing checking	37,595	14.7	0.14%	34,810	13.4	0.19%	35,150	13.7	0.25%
Savings accounts	34,860	13.7	0.22%	31,791	12.3	0.38%	29,057	11.4	0.46%
Money market deposits	8,441	3.3	0.16%	7,582	2.9	0.29%	6,182	2.4	0.47%
Money market savings	33,554	13.1	0.34%	29,848	11.5	0.43%	27,508	10.7	0.63%
Certificates of deposit	116,036	45.4	1.30%	131,527	50.7	1.48%	136,353	53.3	1.79%

Total deposits	$255,575	100.00%	0.69%	$259,229	100.00%	0.88%	$256,072	100.00%	1.12%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012	2011
	(In Thousands)

Interest Rate:
Less than 1.00%	$21,405	$49,380	$36,092
1.00% to 1.99%	60,177	43,290	61,256
2.00% to 2.99%	15,707	17,680	18,296
3.00% to 3.99%	10,863	11,793	13,508
4.00% to 4.99%	—	307	1,214
5.00% to 5.99%	—	415	951

Total	$108,152	$122,865	$131,317

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our certificates of deposit at December 31, 2013.

	At December 31, 2013
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in Thousands)
Interest Rate Range:
Less than 1.00%	$7,034	$12,435	$1,838	$98	$21,405	19.8%
1.00% to 1.99%	44,380	2,920	925	11,952	60,177	55.6
2.00% to 2.99%	778	6,596	6,125	2,208	15,707	14.5
3.00% to 3.99%	4,348	6,515	—	—	10,863	10.1

Total	$56,540	$28,466	$8,888	$14,258	$108,152	100.0%

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $43.5 million, of which $6.4 million were deposits from public entities. The following table set forth the maturity of those certificates as of December 31, 2013.

At December 31, 2013
(In Thousands)

Three months or less	$6,873
Over three months through six months	7,261
Over six months through one year	7,074
Over one year to three years	15,785
Over three years	6,470

Total	$43,463

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon advances from the Federal Home Loan Bank to supplement our supply of available funds and to fund deposit withdrawals. We typically secure advances from the Federal Home Loan Bank with one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities. The Federal Home Loan Bank functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2013, we had $10.8 million in Federal Home Loan Bank advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. We may be required to provide additional collateral based on the fair value of the underlying securities.

Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and funds borrowed under repurchase agreements. At December 31, 2013, we had access to Federal Home Loan Bank advances of up to $25.6 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of period	$10,800	$700	$—
Average balance during period	$4,518	$3	$159
Maximum outstanding at any month end	$15,500	$700	$1,000
Weighted average interest rate at end of period	0.13%	0.30%	—%
Average interest rate during period	0.14%	0.30%	0.30%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of period	$8,810	$12,041	$6,518
Average balance during period	$6,208	$6,367	$4,408
Maximum outstanding at any month end	$9,446	$23,464	$6,518
Weighted average interest rate at end of period	0.10%	0.09%	0.14%
Average interest rate during period	0.13%	0.23%	0.37%

Trust Services

We operate a full-service trust department which is primarily engaged in asset management. Investment securities and farm real estate comprise most of the $71.8 million of assets administered in 111 accounts as of December 31, 2013. We also provide institutional trust services for regional bond issuers. Trust fees collected in 2013 and 2012 totaled $253,000 and $290,000, respectively.

Subsidiary Activities

Jacksonville Savings Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation. Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts. In addition, Financial Resources is engaged in the business of originating commercial business loans and commercial real estate loans. For the years ended December 31, 2013 and 2012, Financial Resources had gross revenues of $1.2 million and $1.1 million, respectively.

REGULATION AND SUPERVISION

General

Jacksonville Bancorp, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  As such, it is registered with, subject to examination and supervision by and otherwise required to comply with the rules and, regulations of, the Federal Reserve Board.  Jacksonville Bancorp, Inc., was previously regulated as a savings and loan holding company.  However, in June 2013, Jacksonville Savings Bank revoked its previous election to have Jacksonville, Bancorp, Inc. regulated as a savings and loan holding company.  As a result, Jacksonville Bancorp, Inc. is now regulated as a bank holding company.

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

The Dodd-Frank Act also required the Consumer Financial Board to issue regulations requiring lenders to make a reasonable, good faith determination as to the ability of a prospective borrower to repay a residential mortgage loan.  The “Ability to Repay” final rule, effective January 10, 2014, establishes a “qualified mortgage” safe harbor from liability for loans which have terms and features which are deemed to make the loan less risky.

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

Under Illinois law, a savings bank may make both secured and unsecured loans.  However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Illinois Department of Financial and Professional Regulation.  With the prior written consent of the Illinois Department of Financial and Professional Regulation, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital.  The investment authority of state chartered banks is also constrained by federal law, as is explained later.  The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital.  At December 31, 2013, Jacksonville Savings Bank did not have any loans-to-one borrower which exceeded these limitations.

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

Branching and Interstate Banking. The establishment of branches by Jacksonville Savings Bank is subject to approval of the Illinois Department of Financial and Professional Regulation and Federal Deposit Insurance Corporation and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), as amended, facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, and (iii) banks to establish new branches on an interstate basis.

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

The Federal Deposit Insurance Corporation also requires that savings banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 200%, based on the risks the federal regulators believe are inherent in the type of asset.  The components of core capital are equivalent to those discussed earlier under the leverage requirement.  The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses.  Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.  At December 31, 2013, Jacksonville Savings Bank exceeded its applicable capital requirements.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets a uniform minimum leverage requirement at 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a bank’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to bank holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

At December 31, 2013, Jacksonville Savings Bank is “well capitalized” under the prompt corrective action rules.

The previously discussed final rule on regulatory capital amends the prompt corrective action categories to incorporate the new capital standards, effective January 1, 2015.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2013, the annualized Financing Corporation assessment was equal to 0.62 basis point of assessable assets less tangible capital.

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

Federal Home Loan Bank System. Jacksonville Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Jacksonville Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2013, Jacksonville Savings Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2013, Jacksonville Savings Bank was in compliance with these reserve requirements.

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

Holding Company Regulation

In June 2013, Jacksonville Bancorp, Inc. changed its status from that of a savings and loan holding company to that of a bank holding company through Jacksonville Savings Bank’s revocation of a previously-made election.  By so doing, the previously applicable requirement that Jacksonville Savings Bank comply with the Qualified Thrift Lender Test,” which limited commercial lending, was eliminated.

Jacksonville Bancorp, Inc. is now subject to examination, regulation, and periodic reporting as a bank holding company under the Bank Holding Company Act of 1956, as amended.  Jacksonville Bancorp, Inc. will be required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Jacksonville Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

When it reaches $500 million in consolidated assets, Jacksonville Bancorp, Inc. will become subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis).  Such guidelines have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for the depository institution subsidiaries.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities would no longer be includable as Tier 1 capital, as is currently the case with bank holding companies, subject to certain grandfathering rules.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks will apply to bank holding companies with greater than $500 million of assets as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Blue Hills Bancorp, Inc. to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.

The status of Jacksonville Bancorp, Inc. as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as Jacksonville Bancorp, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with Jacksonville Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

At December 31, 2013, Jacksonville Savings Bank’s total federal pre-base year reserve was approximately $2.6 million. However, under current law, base-year reserves remain subject to recapture if Jacksonville Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2013, Jacksonville Bancorp, Inc. had no federal tax loss carryforward. The Company has an Illinois carryforward of approximately $3.9 million at December 31, 2013. Recent Illinois legislation has suspended the use of these loss carryforwards for tax year 2011. For tax years 2012 and 2013, the State of Illinois is allowing up to $100,000 of loss to be utilized in each year. Three years have been added to the expiration of said net loss years.

Corporate Dividends-Received Deduction. Jacksonville Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Jacksonville Savings Bank as a wholly owned subsidiary. The corporate dividends received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from corporations owning less than 20% by the recipient corporation.

State Taxation

The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 9.50%.

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

Personnel

As of December 31, 2013, Jacksonville Savings Bank and its subsidiary had a total of 89 full-time and 17 part-time employees. None of Jacksonville Savings Bank’s employees is represented by a collective bargaining group. Management believes that it has good working relations with its employees.

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

Over the last several years, we have increased our non-residential lending in order to improve the average yield of our interest-earning assets and reduce the average maturity of our loan portfolio. At December 31, 2013, our portfolio of commercial real estate loans totaled $38.9 million, or 21.5% of our total loans, compared to $31.0 million, or 17.8% of our total loans at December 31, 2012. At December 31, 2013, our portfolio of agricultural real estate loans totaled $35.0 million, or 19.4% of our total loans, compared to $37.4 million, or 21.5% of our total loans at December 31, 2012. Our portfolio of commercial business loans totaled $29.9 million, or 16.6% of our total loans at December 31, 2013, compared to $29.0 million, or 16.7% of our total loans at December 31, 2012. Our portfolio of agricultural business loans totaled $10.6 million, or 5.9% of our total loans at December 31, 2013, compared to $11.0 million, or 6.3% of our total loans at December 31, 2012. These business loans are typically secured by equipment or inventory. It is difficult to assess the future performance of our non-residential loan portfolio due to the recent origination or purchase of many of these loans. These loans may have delinquency or charge-off rates above our historical experience, which could adversely affect our future performance.

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

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if these borrowers are unable to repay their loans. At December 31, 2013, we had 33 borrowers with aggregate loan balances of $74.1 million, which represented 40.3% of our total loan portfolio at that date. These loans are primarily commercial and agricultural real estate loans and commercial and agricultural business loans, including purchased loan participations. Aggregate loan balances to these borrowers ranged from $1.0 million to $7.5 million for our largest borrower. While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate and commercial business loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by properties in diverse geographic areas such as in Nebraska, Missouri, Minnesota, North Dakota, Wisconsin, and Oklahoma.  These participations are secured by various types of collateral such as office buildings, hotels, and condominium developments. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate.  At December 31, 2013, our loan participations totaled $14.2 million, or 7.7% of our loan portfolio.  At December 31, 2013, commercial real estate loan participations outside our market area totaled $5.4 million, or 13.8% of the commercial real estate loan portfolio, and commercial business loan participations outside our market area totaled $1.6 million, or 5.2% of the commercial business loan portfolio. At December 31, 2013, no loan participationswere delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Additions to the allowance would decrease our net income. At December 31, 2013, our allowance for loan losses was $3.4 million, or 1.85% of total loans and 191.14% of non-performing loans, compared to $3.3 million, or 1.89% of total loans and 150.85% of non-performing loans, at December 31, 2012.

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

At December 31, 2013, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) totaled $2.1 million, which is a decrease of $285,000 from our non-performing assets at December 31, 2012. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs such as taxes, insurance and maintenance related to our other real estate owned. The resolution of non-performing assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of Jacksonville Savings Bank. If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We could experience further impairment losses on the value of our mortgage servicing rights.

A significant aspect of our business is the origination of one- to four-family residential mortgage loans for sale on a servicing retained basis. The fees we receive for servicing such loans are referred to as mortgage servicing rights. At December 31, 2013, the unpaid principal balance of mortgage loans serviced for others was $145.9 million. Mortgage servicing rights fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. If the fair value of our mortgage servicing rights is less than the carrying value of such rights, we may be required to recognize an impairment loss. Such impairment can occur due to changes in interest rates, loan performance or prepayment of the underlying mortgage. We did not recognize any impairment during 2013.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2013, the fair value of our portfolio of investment securities and mortgage-backed securities totaled $109.0 million. Gross unrealized losses on these securities totaled $3.5 million at December 31, 2013.

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

During 2013, management reviewed goodwill for impairment on a quarterly basis. Management’s analysis concluded that our goodwill was not impaired as of December 31, 2013. It is possible that the assumptions and conclusions regarding the valuation of our business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material adverse effect on our financial condition and results of operations.

Our business may continue to be adversely affected by the continued weakness in the national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans, excluding purchased loan participations, are to businesses and individuals in Cass, Morgan, Macoupin and Montgomery Counties, Illinois and surrounding communities. All of our branches and most of our deposit customers are also located in these counties. The severe economic recession of 2008 and 2009, as well as the continuing weakness of the economic recovery both nationally and in our market area could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, these counties have experienced declines in real estate values, increased foreclosures and higher unemployment rates.

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

ITEM 1B.   Unresolved Staff Comments

Not applicable.

ITEM 2.   Properties

We conduct our business through our main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, and Chapin, Illinois. The following table sets forth certain information concerning the main office and each branch office at December 31, 2013. At December 31, 2013, our premises and equipment had an aggregate net book value of approximately $5.2 million. We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs. All facilities are owned.

		Net
		Book Value
	Year	at December 31,
Location	Occupied	2013
		(In Thousands)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois	1994	$3,659

Branch Office (1)
225 West State Street
Jacksonville, Illinois	1961	202

Branch Office (1)
903 South Main
Jacksonville, Illinois	1989	150

Branch Office
501 North State Street
Litchfield, Illinois	1997	494

Branch Office
100 North Dye
Virden, Illinois	1986	171

Branch Office
510 Superior
Chapin, Illinois	2000	503

(1)           Transaction facilities only.

ITEM 3.   Legal Proceedings

At December 31, 2013, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.

ITEM 4.   Mine Safety Disclosures.

None.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Stockholder Information” section of our annual report to stockholders for the fiscal year ended December 31, 2013 (the “2013 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

During the fourth quarter of 2013, the Company repurchased shares of its common stock as follows:

Period	Number of shares purchased	Average purchase price paid per share	Total shares purchased	Maximum number of shares that may be purchased under the repurchase program

Oct 1 – Oct 31	—	—	—	92,018
Nov 1 – Nov 30	—	—	—	92,018
Dec 1 – Dec 31	7,500	19.69	7,500	84,518

Set forth below is information as of December 31, 2012 regarding equity compensation plans. The plans that have been approved by the stockholders are the 1996 Stock Option Plan and 2012 Stock Option Plan. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	101,336	15.63	1,785
Equity compensation plans not approved by stockholders	—	—	—
Total	101,336	15.63	1,785

ITEM 6.   Selected Financial Data

The “Selected Consolidated Financial Information” section of the 2013 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2013 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2013 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

(c)           Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Information concerning our directors and certain officers is incorporated by reference hereunder in the Proxy Statement for the 2014 Annual Meeting.

ITEM 11.   Executive Compensation

Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2014 Annual Meeting.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference to the Proxy Statement for the 2014 Annual Meeting.

ITEM 13.   Certain Relationships and Related Transactions and Director Independence

Information required under this item is incorporated by reference to the Proxy Statement for the 2014 Annual Meeting.

ITEM 14.   Principal Accountant Fees and Services

Information required under this item is incorporated by reference to the Proxy Statement for the 2014 Annual Meeting.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2013 and 2012;

(C)	Consolidated Statements of Income - years ended December 31, 2013 and 2012;

(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2013 and 2012;

(E)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2013 and 2012;

(F)	Consolidated Statements of Cash Flows - years ended December 31, 2013 and 2012; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)           Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)           Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Jacksonville Savings Bank and Jacksonville Bancorp, MHC 1996 Stock Option Plan(7)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(8)
10.6	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(9)
10.7	Jacksonville Savings Bank Supplemental Life Insurance Plan(10)
10.8	Jacksonville Savings Bank Salary Continuation Plan 1(11)
10.9	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(12)
10.10	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(14)
10.12	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(16)
13	2013 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).

(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(11)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(12)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 14, 2014	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the  following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President,		Andrew F. Applebee, Chairman of the Board
Chief Executive Officer and Director

Date: March 14, 2014		Date: March 14, 2014

By:	/s/ Diana S. Tone	By:	/s/ Dean H. Hess
	Diana S. Tone		Dean H. Hess, Director
Chief Financial Officer

Date: March 14, 2014		Date: March 14, 2014

By:	/s/ John L. Eyth	By:	/s/ Peggy Davidsmeyer
	John L. Eyth, Director		Peggy Davidsmeyer, Director

Date: March 14, 2014		Date: March 14, 2014

By:	/s/ Harmon B. Deal III	By:	/s/ John C. Williams
	Harmon B. Deal, III, Director		John C. Williams, Director
Senior Vice President and Trust Officer

Date: March 14, 2014		Date: March 14, 2014

By:	/s/ John M. Buchanan
John M. Buchanan, Director

Date: March 14, 2014

EXHIBIT INDEX

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Jacksonville Savings Bank and Jacksonville Bancorp, MHC 1996 Stock Option Plan(7)
10.5	Jacksonville Savings Bank 2001 Stock Option Plan(8)
10.6	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(9)
10.7	Jacksonville Savings Bank Supplemental Life Insurance Plan(10)
10.8	Jacksonville Savings Bank Salary Continuation Plan 1(11)
10.9	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(12)
10.10	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(14)
10.12	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(16)
13	2013 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statement on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2004 (File No. 333-112420).
(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(11)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(12)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).

(14)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

