Form 10-Q
period 2014-03-31
Jacksonville Bancorp, Inc.
filed 2014-05-08
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period of _________ to _________

Commission File Number   001-34821

Jacksonville Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	36-4670835
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1211 West Morton Avenue
Jacksonville, Illinois	62650
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (217) 245-4111

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
☐  Yes                                ☒  No

As of May 1, 2014, there were 1,824,651 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

March 31, 2014
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
	XBRL Taxonomy Calculation Linkbase Document
	XBRL Taxonomy Extension Definition Linkbase Document
	XBRL Taxonomy Label Linkbase Document
	XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
ASSETS	2014	2013
	(Unaudited)
Cash and cash equivalents	$5,065,463	$6,098,870
Investment securities - available for sale	60,194,704	60,638,942
Mortgage-backed securities - available for sale	49,009,615	48,345,655
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	80,515	81,918
Loans held for sale - net	1,116,450	262,461
Loans receivable - net of allowance for loan losses of $3,368,482 and $3,406,434 as of March 31, 2014 and December 31, 2013	177,637,233	180,639,502
Premises and equipment - net	5,144,931	5,178,978
Cash surrender value of life insurance	6,866,888	6,815,059
Accrued interest receivable	2,000,675	1,817,415
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $70,455 and $73,392 as of March 31, 2014 and December 31, 2013	659,915	673,576
Real estate owned	273,170	281,918
Deferred income taxes	2,273,862	2,703,110
Other assets	979,994	1,041,005

Total Assets	$315,143,782	$318,418,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$256,206,730	$251,738,391
Other borrowings	9,112,412	19,610,297
Advance payments by borrowers for taxes and insurance	1,283,848	857,814
Accrued interest payable	197,971	210,226
Deferred compensation payable	4,062,423	3,999,371
Income taxes payable	278,917	34,621
Other liabilities	1,588,113	829,260
Total liabilities	272,730,414	277,279,980

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,818,876 shares as of March 31, 2014 and 1,832,860 as of December 31, 2013	18,189	18,329
Additional paid-in-capital	14,297,943	14,561,085
Retained earnings	28,931,350	28,233,876
Less: Unallocated ESOP shares	(281,920)	(287,530)
Accumulated other comprehensive loss	(552,194)	(1,386,964)
Total stockholders’ equity	42,413,368	41,138,796

Total Liabilities and Stockholders’ Equity	$315,143,782	$318,418,776

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
INTEREST INCOME:
Loans	$2,277,458	$2,345,562
Investment securities	449,576	434,274
Mortgage-backed securities	318,635	160,567
Other	101	11,764
Total interest income	3,045,770	2,952,167

INTEREST EXPENSE:
Deposits	386,471	469,450
Other borrowings	3,187	2,641
Total interest expense	389,658	472,091

NET INTEREST INCOME	2,656,112	2,480,076

PROVISION FOR LOAN LOSSES	30,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,626,112	2,450,076

NON-INTEREST INCOME:
Fiduciary activities	84,075	66,102
Commission income	354,337	309,160
Service charges on deposit accounts	159,656	201,426
Mortgage banking operations, net	12,412	70,617
Net realized gains on sales of available-for-sale securities	99,855	584,231
Loan servicing fees	91,933	93,523
ATM and bank card interchange income	120,150	95,179
Other	75,114	65,800
Total non-interest income	997,532	1,486,038

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,585,857	1,600,735
Occupancy and equipment	258,536	253,666
Data processing and telecommunications	138,584	143,423
Professional	56,071	85,293
Postage and office supplies	62,868	68,664
Deposit insurance premium	38,903	38,121
ATM and bank card expense	75,886	47,880
Other	253,641	247,097
Total non-interest expense	2,470,346	2,484,879

INCOME BEFORE INCOME TAXES	1,153,298	1,451,235
INCOME TAXES	313,509	438,787

NET INCOME	$839,789	$1,012,448

NET INCOME PER COMMON SHARE - BASIC	$0.47	$0.54
NET INCOME PER COMMON SHARE - DILUTED	$0.47	$0.54

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)

Net Income	$839,789	$1,012,448

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $463,984 and $(244,001)
for 2014 and 2013, respectively.	900,674	(473,651)
Less: reclassification adjustment for realized gains
included in net income, net of taxes of $33,951 and
$198,639, for 2014 and 2013, respectively.	65,904	385,592
	834,770	(859,243)

Comprehensive Income	$1,674,559	$153,205

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2013	$18,329	$14,561,085	$28,233,876	$(287,530)	$(1,386,964)	$41,138,796

Net Income	-	-	839,789	-	-	839,789

Other comprehensive income	-	-	-	-	834,770	834,770

Stock Repurchases	(169)	(334,601)	-	-	-	(334,770)

Exercise of stock options	29	42,491	-	-	-	42,520
Tax benefit of nonqualified options	-	1,042	-	-	-	1,042
Stock-based compensation expense	-	22,232	-	-	-	22,232

Shares held by ESOP, commited to be released	-	5,694	-	5,610	-	11,304

Dividends ($0.08 per share)	-	-	(142,315)	-	-	(142,315)

BALANCE, MARCH 31, 2014	$18,189	$14,297,943	$28,931,350	$(281,920)	$(552,194)	$42,413,368

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$839,789	$1,012,448
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	100,458	96,092
Amortization of investment and loan premiums and discounts, net	131,654	290,595
Net realized gains on sales of available-for-sale securities	(99,855)	(584,231)
Provision for loan losses	30,000	30,000
Mortgage banking operations, net	(12,412)	(70,617)
Shares held by ESOP committed to be released	11,304	10,184
Stock-based compensation expense	22,232	22,232
Changes in income taxes payable	244,296	229,501
Changes in assets and liabilities	643,534	126,718
Net cash provided by operations before loan sales	1,911,000	1,162,922
Origination of loans for sale to secondary market	(2,454,771)	(7,346,813)
Proceeds from sales of loans to secondary market	1,624,949	7,808,255
Net cash provided by operating activities	1,081,178	1,624,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(7,160,293)	(16,575,899)
Maturity or call of investment securities available-for-sale	-	1,000,000
Sale of investment securities available-for-sale	6,638,996	14,424,509
Principal payments on mortgage-backed and investment securities	1,535,854	3,555,597
Net decrease in loans	2,974,304	5,521,899
Additions to premises and equipment	(66,411)	(143,291)

Net cash provided by investing activities	3,922,450	7,782,815

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$4,468,339	$3,352,909
Net decrease in other borrowings	(10,497,885)	(8,937,596)
Increase in advance payments by borrowers for taxes and insurance	426,034	326,959
Exercise of stock options	43,562	30,784
Stock repurchase	(334,770)	-
Dividends paid - common stock	(142,315)	(143,306)

Net cash used in financing activities	(6,037,035)	(5,370,250)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,033,407)	4,036,929

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,098,870	7,293,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,065,463	$11,330,640

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$398,194	$488,065
Interest on other borrowings	3,719	2,641
Income taxes paid	70,000	210,073

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary 1) for a fair presentation and 2) to make the financial statements not misleading as to the financial condition of the Company as of March 31, 2014, and the results of its operations for the three month periods ended March 31, 2014 and 2013.  The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire year.  The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 filed as an exhibit to the Company’s Form 10-K filed in March, 2014.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP), the requirements of Form 10-Q, and to prevailing practices within the industry.

Certain amounts included in the 2013 consolidated statements have been reclassified to conform to the 2014 presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40:  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure which affects all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015 which the entity’s annual or interim financial statements have not been made available for issuance. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares.  Diluted earnings per share considers the potential effects of the exercise of outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended
	March 31,
	2014	2013

Net income	$839,789	$1,012,448

Basic average shares outstanding	1,794,635	1,877,873

Diluted potential common shares:
Stock option equivalents	7,335	272
Diluted average shares outstanding	1,801,970	1,878,145

Basic earnings per share	$0.47	$0.54

Diluted earnings per share	$0.47	$0.54

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

A summary of ESOP shares at March 31, 2014 and 2013 is shown below.

	March 31, 2014	March 31, 2013
Unearned shares	27,636	31,340
Shares committed for release	561	549
Allocated shares	59,352	54,633
Total ESOP shares	87,549	86,522

Fair value of unearned shares	$592,137	$593,893

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock.  The stock options vest over a five-year period and expire ten years after the date of the grant.  Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the three months ended March 31, 2014.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2013	101,336	$15.63
Granted	-
Exercised	(2,901)	15.02
Forfeited	(400)	15.65

Outstanding, March 31, 2014	98,035	$15.65	8.00	$524,487

Exercisable, March 31, 2014	35,800	$15.65	8.00	$191,530

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.  The value is based upon a closing price of $21.00 per share on March 31, 2014.

5.	LOAN PORTFOLIO COMPOSITION

At March 31, 2014 and December 31, 2013, the composition of the Company’s loan portfolio is shown below.

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$43,246,083	24.4%	$44,286,657	24.5%
Commercial	38,778,453	21.8	38,920,692	21.5
Agricultural	35,897,025	20.2	35,005,662	19.4
Home equity	11,241,048	6.3	11,729,112	6.5
Total real estate loans	129,162,609	72.7	129,942,123	71.9

Commercial loans	29,435,402	16.6	29,946,928	16.6
Agricultural loans	8,730,075	4.9	10,559,593	5.8
Consumer loans	13,693,296	7.7	13,605,897	7.5
Total loans receivable	181,021,382	101.9	184,054,541	101.9

Less:
Net deferred loan fees	15,667	0.0	8,605	0.0
Allowance for loan losses	3,368,482	1.9	3,406,434	1.9
Total loans receivable, net	$177,637,233	100.0%	$180,639,502	100.0%

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

When underwriting residential real estate loans, the Company reviews and verifies each loan applicant’s income and credit history.  Management believes that stability of income and past credit history are integral parts in the underwriting process.  Generally, the applicant’s total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant’s total monthly income.  In addition, total monthly obligations of the applicant, including mortgage payments, generally should not exceed 38% of total monthly income.  Written appraisals are generally required on real estate property offered to secure an applicant’s loan.  For one-to-four family real estate loans with loan to value ratios of over 80%, private mortgage insurance is generally required.  Fire and casualty insurance is also required on all properties securing real estate loans.  Title insurance, or an attorney’s title opinion, may be required, as circumstances warrant.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended March 31, 2014, March 31, 2013, and December 31, 2013.

	March 31, 2014
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2013	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434
Provision charged to
expense	206,026	32,275	3,826	(4,123)	(199,259)	(9,148)	20,381	(19,978)	30,000
Losses charged off	(63,474)	-	-	-	-	-	(5,503)	-	(68,977)
Recoveries	300	-	-	525	-	-	200	-	1,025
Ending balance,
March 31, 2014	$998,996	$778,035	$178,854	$198,395	$834,930	$43,650	$199,926	$135,696	$3,368,482

Ending balance:
individually evaluated
for impairment	$126,104	$257,427	$-	$-	$537,946	$-	$11,689	$-	$933,166
Ending balance:
collectively evaluated
for impairment	$872,892	$520,608	$178,854	$198,395	$296,984	$43,650	$188,237	$135,696	$2,435,316

Loans:
Ending balance	$43,246,083	$38,778,453	$35,897,025	$11,241,048	$29,435,402	$8,730,075	$13,693,296	$-	$181,021,382
Ending balance:
individually evaluated
for impairment	$549,565	$1,863,091	$126,323	$26,924	$873,113	$-	$110,935	$-	$3,549,951
Ending balance:
collectively evaluated
for impairment	$42,696,518	$36,915,362	$35,770,702	$11,214,124	$28,562,289	$8,730,075	$13,582,361	$-	$177,471,431

	March 31, 2013
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2012	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464
Provision charged to
expense	23,583	(79,312)	34,212	(114,401)	25,412	640	61,233	78,633	30,000
Losses charged off	-	-	-	-	-	-	(45,759)	-	(45,759)
Recoveries	14,631	87,882	-	13,025	-	-	6,726	-	122,264
Ending balance,
March 31, 2013	$779,243	$837,443	$183,780	$227,620	$959,663	$44,570	$173,674	$239,976	$3,445,969

Ending balance:
individually evaluated
for impairment	$-	$248,808	$-	$-	$609,067	$-	$-	$-	$857,875
Ending balance:
collectively evaluated
for impairment	$779,243	$588,635	$183,780	$227,620	$350,596	$44,570	$173,674	$239,976	$2,588,094

Loans:
Ending balance	$40,465,539	$33,479,415	$36,756,071	$11,844,071	$25,701,469	$8,914,015	$14,479,652	$-	$171,640,232
Ending balance:
individually evaluated
for impairment	$338,494	$1,390,864	$-	$49,809	$707,539	$-	$7,467	$-	$2,494,173
Ending balance:
collectively evaluated
for impairment	$40,127,045	$32,088,551	$36,756,071	$11,794,262	$24,993,930	$8,914,015	$14,472,185	$-	$169,146,059

	December 31, 2013
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2012	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464
Provision charged to
expense	261,492	(218,949)	25,460	(78,628)	92,597	8,868	84,829	(5,669)	170,000
Losses charged off	(162,448)	-	-	(63,410)	-	-	(66,467)	-	(292,325)
Recoveries	16,071	135,836	-	15,035	7,341	-	15,012	-	189,295
Ending balance,
December 31, 2013	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434

Ending balance:
individually evaluated
for impairment	$-	$248,857	$-	$-	$622,730	$-	$10,836	$-	$882,423
Ending balance:
collectively evaluated
for impairment	$856,144	$496,903	$175,028	$201,993	$411,459	$52,798	$174,012	$155,674	$2,524,011

Loans:
Ending balance	$44,286,657	$38,920,692	$35,005,662	$11,729,112	$29,946,928	$10,559,593	$13,605,897	$-	$184,054,541
Ending balance:
individually evaluated
for impairment	$563,524	$1,531,078	$-	$71,548	$662,730	$-	$101,089	$-	$2,929,969
Ending balance:
collectively evaluated
for impairment	$43,723,133	$37,389,614	$35,005,662	$11,657,564	$29,284,198	$10,559,593	$13,504,808	$-	$181,124,572

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2014 and December 31, 2013.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Rating:
Pass	$40,068,550	$41,061,498	$36,095,675	$36,489,660	$35,770,702	$35,005,662	$10,792,627	$11,215,416
Special Mention	763,850	775,545	55,906	57,488	-	-	152,266	155,515
Substandard	2,413,683	2,449,614	2,626,872	2,373,544	126,323	-	296,155	358,181
Total	$43,246,083	$44,286,657	$38,778,453	$38,920,692	$35,897,025	$35,005,662	$11,241,048	$11,729,112

	Commercial		Agricultural		Consumer		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Rating:
Pass	$28,510,649	$29,231,227	$8,730,075	$10,559,593	$13,310,990	$13,302,507	$173,279,268	$176,865,563
Special Mention	-	-	-	-	84,562	68,480	1,056,584	1,057,028
Substandard	924,753	715,701	-	-	297,744	234,910	6,685,530	6,131,950
Total	$29,435,402	$29,946,928	$8,730,075	$10,559,593	$13,693,296	$13,605,897	$181,021,382	$184,054,541

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$717,032	$61,229	$767,328	$1,545,589	$41,700,494	$43,246,083	$-
Commercial real estate	300,779	-	81,739	382,518	38,395,935	38,778,453	-
Agricultural real estate	-	-	126,323	126,323	35,770,702	35,897,025	-
Home equity	67,333	47,167	61,131	175,631	11,065,417	11,241,048	-
Commercial	-	-	-	-	29,435,402	29,435,402	-
Agricultural	-	-	-	-	8,730,075	8,730,075	-
Consumer	74,706	23,932	142,859	241,497	13,451,799	13,693,296	-
Total	$1,159,850	$132,328	$1,179,380	$2,471,558	$178,549,824	$181,021,382	$-

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$350,539	$95,782	$806,877	$1,253,198	$43,033,459	$44,286,657	$-
Commercial real estate	-	68,216	78,281	146,497	38,774,195	38,920,692	-
Agricultural real estate	-	-	-	-	35,005,662	35,005,662	-
Home equity	156,331	47,585	55,288	259,204	11,469,908	11,729,112	-
Commercial	-	-	-	-	29,946,928	29,946,928	-
Agricultural	-	-	-	-	10,559,593	10,559,593	-
Consumer	108,452	26,212	9,900	144,564	13,461,333	13,605,897	-
Total	$615,322	$237,795	$950,346	$1,803,463	$182,251,078	$184,054,541	$-

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

The following tables present impaired loans at or for the three months ended March 31, 2014 and 2013 and the year ended December 31, 2013.

	Three Months Ended March 31, 2014
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$143,159	$143,159	$-	$223,902	$3,244	$3,494
Commercial real estate	452,080	452,080	-	476,167	5,510	1,182
Agricultural real estate	126,323	126,323	-	127,166	3,100	843
Commercial	290,000	290,000	-	319,109	3,541	1,008
Home equity	26,924	26,924	-	30,851	718	798
Consumer	13,521	13,521	-	14,542	276	316
Loans with a specific allowance:
One-to-four family residential	406,406	406,406	126,104	410,611	5,929	4,655
Commercial real estate	1,411,011	1,411,011	257,427	1,447,978	21,174	20,948
Commercial	583,113	583,113	537,946	650,046	7,856	7,918
Consumer	97,414	97,414	11,689	97,414	958	-
Total:
One-to-four family residential	549,565	549,565	126,104	634,513	9,174	8,149
Commercial real estate	1,863,091	1,863,091	257,427	1,924,145	26,684	22,130
Agricultural real estate	126,323	126,323	-	127,166	3,100	843
Commercial	873,113	873,113	537,946	969,155	11,397	8,926
Home equity	26,924	26,924	-	30,851	718	798
Consumer	110,935	110,935	11,689	111,956	1,235	316
Total	$3,549,951	$3,549,951	$933,166	$3,797,786	$52,308	$41,162

	Three Months Ended March 31, 2013
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$338,494	$338,494	$-	$339,117	$4,242	$4,177
Home equity	49,809	49,809	-	43,962	863	861
Consumer	7,467	7,467	-	7,866	137	109
Loans with a specific allowance:
Commercial real estate	1,390,864	1,390,864	248,808	1,451,747	22,634	22,523
Commercial	707,539	707,539	609,067	747,865	9,716	10,030
Total:
One-to-four family residential	338,494	338,494	-	339,117	4,242	4,177
Commercial real estate	1,390,864	1,390,864	248,808	1,451,747	22,634	22,523
Commercial	707,539	707,539	609,067	747,865	9,716	10,030
Home equity	49,809	49,809	-	43,962	863	861
Consumer	7,467	7,467	-	7,866	137	109
Total	$2,494,173	$2,494,173	$857,875	$2,590,557	$37,592	$37,700

	Year Ended December 31, 2013
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$563,524	$563,524	$-	$652,373	$27,250	$25,347
Commercial real estate	63,293	63,293	-	96,019	5,282	5,327
Home equity	71,548	71,548	-	66,388	3,017	2,980
Consumer	4,528	4,528	-	6,419	453	442
Loans with a specific allowance:
Commercial real estate	1,467,785	1,467,785	248,857	1,488,243	79,719	74,028
Commercial	662,730	662,730	622,730	726,269	34,465	33,921
Consumer	96,561	96,561	10,836	99,401	1,586	1,576
Total:
One-to-four family residential	563,524	563,524	-	652,373	27,250	25,347
Commercial real estate	1,531,078	1,531,078	248,857	1,584,262	85,001	79,355
Commercial	662,730	662,730	622,730	726,269	34,465	33,921
Home equity	71,548	71,548	-	66,388	3,017	2,980
Consumer	101,089	101,089	10,836	105,820	2,039	2,018
Total	$2,929,969	$2,929,969	$882,423	$3,135,112	$151,772	$143,621

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

The following table presents the recorded balance, at original cost, of TDR’s, as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

One-to-four family residential	$629,546	$661,880
Commercial real estate	1,061,843	1,137,667
Agricultural real estate	-	-
Home equity	77,046	79,087
Commercial loans	595,261	675,483
Agricultural loans	-	-
Consumer loans	61,034	43,559

Total	$2,424,730	$2,597,676

The following table presents the recorded balance, at original cost, of TDR’s, which were performing according to the terms of the restructuring, as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

One-to-four family residential	$559,629	$591,000
Commercial real estate	1,061,843	1,074,194
Agricultural real estate	-	-
Home equity	73,019	13,015
Commercial loans	595,261	675,483
Agricultural loans	-	-
Consumer loans	61,034	42,059

Total	$2,350,786	$2,395,751

The following table presents loans modified as TDR’s during the three months ended March 31, 2014 and 2013.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	3	$151,226
Commercial real estate	-	-	2	112,279
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	1	19,582	2	15,259

Total	1	$19,582	7	$278,764

2014 Modifications

The Company modified one consumer loan with a recorded investment of $19,582.  The modification was made to change the payment schedule to interest-only for three months.  The modification did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.  During the three month period ended March 31, 2014, two residential real estate loans of $69,918 and one home equity loan of $4,027 that were considered TDR’s defaulted as they were more than 90 days past due at March 31, 2014.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

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

The following table presents the Company’s nonaccrual loans at March 31, 2014 and December 31, 2013.  This table excludes performing TDR’s.

	March 31, 2014	December 31, 2013

One-to-four family residential	$1,319,087	$1,339,487
Commercial real estate	200,556	208,297
Agricultural real estate	126,323	-
Home equity	119,921	133,823
Commercial loans	34,808	37,939
Agricultural loans	-	-
Consumer loans	211,531	62,617

Total	$2,012,226	$1,782,163

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2014:
U.S. government and agencies	$10,665,828	$103,698	$(304,689)	$10,464,837
Mortgage-backed securities (government-
sponsored enterprises - residential)	49,644,442	258,131	(892,958)	49,009,615
Municipal bonds	49,730,707	1,202,823	(1,203,663)	49,729,867
	$110,040,977	$1,564,652	$(2,401,310)	$109,204,319

December 31, 2013:
U.S. government and agencies	$10,710,675	$114,936	$(405,535)	$10,420,076
Mortgage-backed securities (government-
sponsored enterprises - residential)	49,486,337	219,222	(1,359,904)	48,345,655
Municipal bonds	50,889,046	1,053,134	(1,723,314)	50,218,866
	$111,086,058	$1,387,292	$(3,488,753)	$108,984,597

The amortized cost and fair value of available-for-sale securities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$96,049	$97,076
One to five years	8,426,041	8,726,223
Five to ten years	25,087,635	25,113,697
After ten years	26,786,810	26,257,708
	60,396,535	60,194,704
Mortgage-backed securities (government-
sponsored enterprises - residential)	49,644,442	49,009,615
	$110,040,977	$109,204,319

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $20,313,000 at March 31, 2014 and $20,420,000 at December 31, 2013.

The book value of securities sold under agreement to repurchase amounted to $8,776,000 at March 31, 2014 and $9,541,000 at December 31, 2013.

Gross gains of $120,000 and $584,000 and gross losses of $20,000 and $0 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2014 and 2013, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2014 and December 31, 2013 were $63,831,000, and $71,198,000, respectively, which were approximately 58% and 65% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2014 and December 31, 2013.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2014	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(789,168)	$16,895,964	$(414,495)	$5,513,523	$(1,203,663)	$22,409,487
U.S. government agencies	(221,116)	5,221,925	(83,573)	1,136,555	(304,689)	6,358,480
Mortgage-backed securities
(government sponsored
enterprises - residential)	(639,756)	28,713,653	(253,202)	6,349,139	(892,958)	35,062,792

Total	$(1,650,040)	$50,831,542	$(751,270)	$12,999,217	$(2,401,310)	$63,830,759

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2013	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(1,462,733)	$22,534,325	$(260,581)	$2,759,523	$(1,723,314)	$25,293,848
U.S. government agencies	(367,005)	5,824,808	(38,530)	470,324	(405,535)	6,295,132
Mortgage-backed securities
(government sponsored
enterprises - residential)	(1,065,542)	33,521,545	(294,362)	6,087,526	(1,359,904)	39,609,071

Total	$(2,895,280)	$61,880,678	$(593,473)	$9,317,373	$(3,488,753)	$71,198,051

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2014	December 31, 2013
Net unrealized gain (loss) on securities available-for-sale	$(836,658)	$(2,101,461)
Tax effect	284,464	714,497
Net-of-tax amount	$(552,194)	$(1,386,964)

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three months ended March 31, 2014 and 2013, were as follows:

	Amounts Reclassified
	from AOCI
			Affected Line Item in the
	March 31, 2014	March 31, 2013	Statements of Income
Unrealized gains on securities available-for-sale			Net realized gains on sales of
securities	$99,855	$584,231	available-for-sale securities
	99,855	584,231
Tax effect	(33,951)	(198,639)	Income taxes
Total reclassification out of AOCI	$65,904	$385,592	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS

Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.

Recurring Measurements
The following table presents the fair value measurements of assets  recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		March 31,2014
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$10,464,837	$-	$10,464,837	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	49,009,615	-	49,009,615	-
Municipal bonds	49,729,867	-	49,729,867	-

		December 31, 2013
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$10,420,076	$-	$10,420,076	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	48,345,655	-	48,345,655	-
Municipal bonds	50,218,866	-	50,218,866	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended March 31, 2014.

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

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

March 31, 2014
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$1,223,540	$-	$-	$1,223,540
Foreclosed assets	34,899	-	-	34,899

December 31, 2013
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$1,219,185	$-	$-	$1,219,185
Mortgage servicing rights	673,576	-	-	673,576

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  Fair value adjustments on impaired loans were $(49,889) at March 31, 2014 and $(23,206) at December 31, 2013.

Foreclosed Assets – Foreclosed assets are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of foreclosed assets is based on appraisals or evaluations.  Foreclosed assets are classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed assets are obtained when the real estate is acquired and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  Fair value adjustments on real estate owned were $8,748 at March 31, 2014 and $0 at December 31, 2013.

Mortgage Servicing Rights – Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and default rate.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Mortgage servicing rights are tested for impairment on at least an annual basis.  The Company uses a third-party to measure mortgage servicing rights through the completion of a proprietary model.  Inputs to the model are reviewed by the Company.  Fair value adjustments on mortgage servicing rights were $0 at March 31, 2014 and $33,649 at December 31, 2013.

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at 3/31/14	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,223,540	Market comparable properties	Marketability discount	20% – 30% (25%)

Foreclosed assets	34,899	Market comparable Properties	Comparability Adjustment	(6%)

	Fair Value at 12/31/13	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,219,185	Market comparable properties	Marketability discount	20% – 30% (25%)

Mortgage servicing rights	673,576	Discounted cash flow	Discount rate PSA standard prepayment model rate	8 – 12.5% (10.24%) 144 – 342 (164)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		March 31, 2014
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$5,065,463	$5,065,463	$-	$-
Other investments	80,515	-	80,515	-
Loans held for sale	1,116,450	-	1,116,450	-
Loans, net of allowance for loan losses	177,637,233	-	-	175,520,030
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,000,675	-	2,000,675	-
Financial Liabilities
Deposits	256,206,730	-	149,696,066	109,337,212
Short-term borrowings	9,112,412	-	9,112,412	-
Advances from borrowers for taxes
and insurance	1,283,848	-	1,283,848	-
Interest payable	197,971	-	197,971	-
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2013
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$6,098,870	$6,098,870	$-	$-
Other investments	81,918	-	81,918	-
Loans held for sale	262,461	-	262,461	-
Loans, net of allowance for loan losses	180,639,502	-	-	178,866,833
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,817,415	-	1,817,415	-
Financial Liabilities
Deposits	251,738,391	-	143,586,822	111,116,837
Short-term borrowings	19,610,297	-	19,610,297	-
Advances from borrowers for taxes
and insurance	857,814	-	857,814	-
Interest payable	210,226	-	210,226	-
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ending March 31, 2014 and the year ended December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Balance, beginning of year	$673,576	$664,436
Servicing rights capitalized	10,270	101,538
Amortization of servicing rights	(26,868)	(148,285)
Change in valuation allowance	2,937	55,887
Balance, end of period	$659,915	$673,576

Activity in the valuation allowance for mortgage servicing rights for the three month period ending March 31, 2014 and the year ended December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Balance, beginning of year	$73,392	$129,279
Additions	-	-
Reductions	(2,937)	(55,887)
Balance, end of period	$70,455	$73,392

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2014 and 2013 is shown below.

	March 31, 2014	March 31, 2013
Computed at the statutory rate (34%)	$392,122	$493,420
Increase (decrease) resulting from
Tax exempt interest	(133,698)	(124,448)
State income taxes, net	67,567	86,512
Increase in cash surrender value	(16,388)	(16,244)
Other, net	3,906	(453)

Actual tax expense	$313,509	$438,787

12.	COMMITMENTS AND CONTINGENCIES

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

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Federal Deposit Insurance Corporation adopted the new rule on July 9, 2013.  The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a common equity Tier 1 capital conservation buffer of 2.5 of risk-weighted assets.  The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions.  The phase-in for banking institutions such as Jacksonville Savings Bank will not begin until January 2015, while the phase-in for larger banks began in January 2014.  We are currently evaluating the impact of the implementation of the new capital standards.

Financial Condition

March 31, 2014 Compared to December 31, 2013

Total assets decreased by $3.3 million, or 1.0%, to $315.1 million at March 31, 2014 from $318.4 million at December 31, 2013.  Net loans decreased $3.0 million, or 1.7%, to $177.6 million at March 31, 2014 from $180.6 million at December 31, 2013.  The decrease in loans is primarily due to decreases of $1.8 million in agricultural business loans reflecting seasonal payments on lines of credit and $1.0 million in residential real estate loans.  Investment securities decreased $444,000 while mortgage backed securities increased $664,000, resulting in a total balance of investment and mortgage-backed securities of $109.2 million at March 31, 2014, compared to $109.0 million at December 31, 2013.

Total deposits increased $4.5 million, or 1.8%, to $256.2 million at March 31, 2014, primarily due to a $6.1 million increase in transaction accounts.  Transaction accounts have continued to grow, and time deposits have declined, as customers have preferred to maintain short-term, liquid deposits in the current low-interest rate environment.  Other borrowings, which consist of overnight advances from the FHLB and overnight repurchase agreements, decreased $10.5 million, or 53.5%, to $9.1 million at March 31, 2014.  The decrease reflects the growth in deposits and paydowns on loans.

Stockholders’ equity increased $1.3 million, or 3.1%, to $42.4 million at March 31, 2014.  The increase in stockholders’ equity was the result of $840,000 in net income and a $835,000 decrease in accumulated other comprehensive loss, which was partially offset by the payment of $142,000 in dividends.  Accumulated other comprehensive loss consisted of unrealized losses, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio. Accumulated other comprehensive loss does not include changes in the fair value of other financial instruments included on the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General:  Net income for the three months ended March 31, 2014 was $840,000, or $0.47 per common share, basic and diluted, compared to net income of $1,012,000, or $0.54 per common share, basic and diluted, for the three months ended March 31, 2013.  Net income decreased $172,000 during the first quarter of 2014 due to a decrease of $488,000 in noninterest income, partially offset by an increase of $176,000 in net interest income and decreases of $16,000 in noninterest expense and $125,000 in income taxes.

Interest Income:  Total interest income for the three months ended March 31, 2014 increased $94,000, or 3.2%, to $3.0 million from $2.9 million for the same period of 2013.  The increase in interest income reflected increases of $158,000 in interest income on mortgage-backed securities and $16,000 in interest income on investment securities, partially offset by decreases of $68,000 in interest income on loans and $12,000 in interest income on other interest-earnings assets.

Interest income on loans decreased $68,000 to $2.3 million for the first quarter of 2014 due to a decrease in the average yield of loans, partially offset by an increase in the average balance of loans.  The average yield decreased 37 basis points to 5.07% for the first quarter of 2014, compared to 5.44% for the first quarter of 2013.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio increased $7.2 million to $179.8 million during the first quarter of 2014.  The increase in the average balance of the loan portfolio primarily reflected an increase in residential real estate loans.

Interest income on investment securities increased $16,000 to $450,000 for the first quarter of 2014 from $434,000 for the first quarter of 2013.  The increase was primarily due to a $4.7 million increase in the average balance of the investment securities portfolio during the first quarter of 2014.  The increase in the average balance of investment securities reflected a reallocation of assets from cash and cash equivalents in an effort to remain fully invested in higher-yielding investments.  The average yield of investment securities decreased 14 basis points to 2.95% during the first quarter of 2014 from 3.09% during the first quarter of 2013.  The average yield does not reflect the benefit of the higher tax-equivalent yield of our municipal bonds, which is reflected in income tax expense.

Interest income on mortgage-backed securities increased $158,000 to $319,000 for the first quarter of 2014, compared to $161,000 for the first quarter of 2013.  The increase reflects a 133 basis point increase in the average yield of mortgage-backed securities to 2.59% for the first quarter of 2014, compared to 1.26% for the first quarter of 2013.  The average yield benefited from lower premium amortization resulting from slower national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $176,000 to $69,000 during the first quarter of 2014, compared to $245,000 during the first quarter of 2013.  The increase in the average yield was partially offset by a $1.6 million decrease in the average balance of mortgage-backed securities to $49.2 million during the first quarter of 2014, compared to $50.8 million during the same period of 2013.

Interest income on other interest-earning assets, which consisted of interest-earning demand and time deposit accounts and federal funds sold, decreased $12,000 during the first quarter of 2014, compared to the first quarter of 2013.  The decrease is due to decreases in both the average rate and average balance of these accounts during the same time period.  The average yield on other interest-earning assets decreased 38 basis points to 0.02% during the first quarter of 2014 from 0.40% during the first quarter of 2013.  The average balance of these accounts decreased $9.0 million to $2.6 million for the three months ended March 31, 2014 compared to $11.6 million for the three months ended March 31, 2013.  The decrease in the average balance and average yield reflect a decrease in the average balance of higher-yielding time deposits and federal funds sold.

Interest Expense:  Total interest expense decreased $82,000, or 17.5%, to $390,000 for the three months ended March 31, 2014 compared to $472,000 for the three months ended March 31, 2013.  The lower interest expense reflects an $83,000 decrease in the cost of deposits.

Interest expense on deposits decreased $83,000 to $386,000 for the three months ended March 31, 2014 compared to $469,000 for the three months ended March 31, 2013.  The decrease in interest expense on deposits was primarily due to an 11 basis point decrease in the average rate paid to 0.69% during the first quarter of 2014 from 0.80% during the first quarter of 2013.  The decrease reflected ongoing low short-term market interest rates during the first quarter of 2014, as well as a change in the composition of our deposits.  The average balance of deposits decreased $9.6 million to $225.1 million for the first quarter of 2014.  The decrease reflected a $13.3 million decrease in the average balance of time deposit accounts, partially offset by a $3.7 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased to $3,000 during the first quarter of 2014 from $2,000 during the first quarter of 2013.  The average balance of borrowed funds increased $6.5 million to $10.6 million during the first quarter of 2014, reflecting the use of overnight FHLB advances during 2014.  The increase in the average balance was partially offset by a 14 basis point decrease in the average rate paid on borrowed funds to 0.12% during the first quarter of 2014.

Net Interest Income:  As a result of the changes in interest income and expense above, net interest income increased by $176,000, or 7.1%, to $2.7 million for the three months ended March 31, 2014 from $2.5 million for the three months ended March 31, 2013.  Our net interest margin increased to 3.63% for the first quarter of 2014 from 3.41% for the first quarter of 2013.  Our interest rate spread increased to 3.50% during the first quarter of 2014 from 3.26% during the first quarter of 2013.  Our ratio of interest earning assets to interest bearing liabilities was 1.24x and 1.22x at March 31, 2014 and March 31, 2013, respectively.

Provision for Loan Losses:  The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013

Balance at beginning of period	$3,406,434	$3,339,464
Charge-offs:
Commercial real estate	63,474	-
Consumer	5,503	45,759
Total	68,977	45,759
Recoveries:
One-to-four family residential	300	14,631
Commercial real estate	-	87,882
Home equity	525	13,025
Consumer	200	6,726
Total	1,025	122,264
Net loan charge-offs	67,952	(76,505)
Provisions charged to expense	30,000	30,000
Balance at end of period	$3,368,482	$3,445,969

The provision for loan losses totaled $30,000 during the first quarters of 2014 and 2013.  The allowance for loan losses decreased $38,000 during 2014 to $3.4 million at March 31, 2014.  The decrease in the allowance for loan losses reflected net charge-offs of $68,000 during 2014.  Loans delinquent 30 days or more increased $668,000 to $2.5 million, or 1.37% of total loans, as of March 31, 2014, from $1.8 million, or 0.99% of total loans, as of December 31, 2013.  Loans delinquent 30 days or more equaled $2.4 million, or 1.39% of total loans, as of March 31, 2013.  The increase in delinquent loans from December 31, 2013 is concentrated in loans delinquent 30-59 days which increased $545,000 during the first quarter of 2014, reflecting several small, slow pay credits, which are in the process of collection.

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

	March 31, 2014	December 31, 2013

Non-accruing loans:
One-to-four family residential	$1,319,087	$1,339,487
Commercial real estate	200,556	208,297
Agricultural real estate	126,323	-
Home equity	119,921	133,823
Commercial business	34,808	37,939
Consumer	211,531	62,617
Total	$2,012,226	$1,782,163

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	123,977	132,725
Commercial real estate	149,193	149,193
Consumer	-	1,689
Total	$273,170	$283,607

Total nonperforming assets	$2,285,396	$2,065,770

Total nonperforming assets as a percentage
of total assets	0.73%	0.65%

Nonperforming assets increased $220,000 to $2.3 million, or 0.73% of total assets, as of March 31, 2014, compared to $2.1 million, or 0.65% of total assets, as of December 31, 2013.  The increase in nonperforming assets was due to a $230,000 increase in nonperforming loans, partially offset by a $10,000 decrease in foreclosed assets.  The increase in nonperforming loans is primarily due to an increase of $126,000 in agricultural real estate reflecting the delinquency of one well-secured loan, and a $149,000 increase in consumer loans.  The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2014 and December 31, 2013.  All non-accruing loans are automatically placed on the watch list.  The increase in substandard credits primarily reflects the use of seasonal lines of credit by one substandard commercial borrower.

	March 31, 2014	December 31, 2013

Special Mention credits	$1,056,584	$1,057,028
Substandard credits	6,685,530	6,131,950
Total watch list credits	$7,742,114	$7,188,978

Non-Interest Income:  Non-interest income decreased $488,000, or 32.9%, to $998,000 for the three months ended March 31, 2014 from $1.5 million for the same period in 2013.  The decrease in non-interest income resulted primarily from a decrease of $484,000 in gains on the sale of available-for-sale securities.  The decrease reflected a decrease in the volume of securities sales to $6.6 million during the first quarter of 2014 from $14.4 million during the first quarter of 2013, as well as lower market valuations.  Non-interest income was also impacted by a decrease of $58,000 in income from mortgage banking operations, partially offset by an increase of $45,000 in commission income.  The decrease in mortgage banking income was due to a lower volume of loan sales in 2014.  We sold $1.6 million of loans in the secondary market during the first quarter of 2014, compared to $7.8 million during the same period of 2013.  The increase in commission income reflected increased account rollover activity and improved market conditions.

Non-Interest Expense:  Total non-interest expense decreased $15,000, or 0.6%, to $2.5 million for the three months ended March 31, 2014.  The decrease in non-interest expense consisted mainly of decreases of $29,000 in professional fees and $15,000 in compensation and benefits expense, partially offset by an increase of $28,000 in ATM and bank card interchange expense.  The decrease in professional fees is due to decreased legal expenses.  The decrease in compensation and benefits expense is primarily due to the reduction in full-time equivalent employees to 97 during the first quarter of 2014 from 102 during the first quarter of 2013.  The increase in ATM and bank card expense reflects processing fees related to higher transaction volumes.

Income Taxes:  The provision for income taxes decreased $125,000 to $314,000 during the first quarter of 2014 compared to the same period of 2013.  The decrease in the income tax provision reflected a decrease in taxable income, as well as an increase in tax-exempt income.  The effective tax rate was 27.2% and 30.2% for the first quarters of 2014 and 2013, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At March 31, 2014 and December 31, 2013, cash and cash equivalents totaled $5.1 million and $6.1 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past three months, the most significant sources of funds have been growth in deposits, sales of investment securities, and principal repayments on loans and mortgage-backed securities.  These funds have been used primarily for purchases of investment and mortgage-backed securities and the reduction of other borrowings.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At March 31, 2014, the Company had $5.0 million in outstanding FHLB advances and approximately $20.4 million available to be accessed under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at March 31, 2014 and December 31, 2013 were 40.0% and 39.0%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

Commitments to fund loans	$42,623,846	$41,694,350
Standby letters of credit	469,880	360,000

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at March 31, 2014, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At March 31, 2014, the Bank’s core capital ratio was 11.92% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At March 31, 2014, minimum requirements and the Bank’s actual ratios are as follows:

	March 31, 2014	December 31, 2013	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	11.92%	11.51%	4.00%
Tier 1 Capital to Risk-Weighted Assets	17.60%	16.89%	4.00%
Total Capital to Risk-Weighted Assets	18.85%	18.15%	8.00%

Effect of Inflation and Changing Prices

The condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31,
	2014			2013
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$179,847	$2,277	5.07%	$172,597	$2,346	5.44%
Investment securities	60,969	450	2.95%	56,237	434	3.09%
Mortgage-backed securities	49,197	319	2.59%	50,781	160	1.26%
Other	2,629	-	0.02%	11,647	12	0.40%
Total interest-earning assets	292,642	3,046	4.16%	291,262	2,952	4.05%

Non-interest earnings assets	20,641			21,727
Total assets	$313,283			$312,989

Interest-bearing liabilities:
Deposits	$225,127	$387	0.69%	$234,722	$469	0.80%
Other borrowings	10,625	3	0.12%	4,100	3	0.26%
Total interest-bearing liabilities	235,752	390	0.66%	238,822	472	0.79%

Non-interest bearing liabilities	35,610			30,052
Stockholders’ equity	41,921			44,115

Total liabilities/stockholders’ equity	$313,283			$312,989

Net interest income		$2,656			$2,480

Interest rate spread (average yield earned
minus average rate paid)			3.50%			3.26%

Net interest margin (net interest income
divided by average interest-earning assets)			3.63%			3.41%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended March 31,
	2014 Compared to 2013
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(164)	$96	$(68)
Investment securities	(20)	35	15
Mortgage-backed securities	163	(5)	158
Other	(6)	(5)	(11)
Total net change in income on
interest-earning assets	(27)	121	94

Interest-bearing liabilities:
Deposits	(64)	(19)	(83)
Other borrowings	(2)	3	1
Total net change in expense on
interest-bearing liabilities	(66)	(16)	(82)

Net change in net interest income	$39	$137	$176

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

The following table shows projected results at March 31, 2014 and December 31, 2013 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2014		December 31, 2013		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(152)	-1.31%	(148)	-1.27%	> (20.00)%
+ 200 basis points	(107)	-0.92%	(95)	-0.82%	> (20.00)%
+ 100 basis points	(36)	-0.31%	(32)	-0.28%	> (12.50)%
- 100 basis points	(180)	-1.56%	(207)	-1.78%	> (12.50)%

The table above indicates that as of March 31, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 0.92% decrease in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 1.56% decrease in net interest income.

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

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

At March 31, 2014, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.                Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan
January 1 – January 31	16,000	$ 19.75	23,500	68,518
February 1 – February 28	-	-	-	68,518
March 1 – March 31	-	-	-	68,518

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

JACKSONVILLE BANCORP, INC. Registrant

Date: 05/08/2014	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS