Form 10-Q
period 2014-06-30
Jacksonville Bancorp, Inc.
filed 2014-08-07
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period of _________ to _________

Commission File Number   001-34821

Jacksonville Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	36-4670835
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1211 West Morton Avenue Jacksonville, Illinois	62650
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (217) 245-4111

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
☐ Yes ☒ No

As of August 1, 2014, there were 1,826,708 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

June 30, 2014
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
	XBRL Taxonomy Calculation Linkbase Document
	XBRL Taxonomy Extension Definition Linkbase Document
	XBRL Taxonomy Label Linkbase Document
	XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	June 30, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$5,298,795	$6,098,870
Investment securities - available for sale	59,455,244	60,638,942
Mortgage-backed securities - available for sale	48,356,203	48,345,655
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	76,639	81,918
Loans held for sale - net	482,155	262,461
Loans receivable - net of allowance for loan losses of $3,341,267 and $3,406,434 as of June 30, 2014 and December 31, 2013	173,900,464	180,639,502
Premises and equipment - net	5,059,462	5,178,978
Cash surrender value of life insurance	6,861,328	6,815,059
Accrued interest receivable	1,903,253	1,817,415
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $66,406 and $73,392 as of June 30, 2014 and December 31, 2013	653,732	673,576
Real estate owned	183,671	281,918
Income taxes receivable	47,768	-
Deferred income taxes	1,710,943	2,703,110
Other assets	999,669	1,041,005

Total Assets	$308,829,693	$318,418,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$252,086,057	$251,738,391
Other borrowings	5,307,729	19,610,297
Advance payments by borrowers for taxes and insurance	1,019,680	857,814
Accrued interest payable	180,355	210,226
Deferred compensation payable	4,127,037	3,999,371
Income taxes payable	-	34,621
Other liabilities	2,015,413	829,260
Total liabilities	264,736,271	277,279,980

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,824,651 shares as of June 30, 2014 and 1,832,860 shares as of December 31, 2013	18,247	18,329
Additional paid-in-capital	14,400,163	14,561,085
Retained earnings	29,412,656	28,233,876
Less: Unallocated ESOP shares	(276,310)	(287,530)
Accumulated other comprehensive income (loss)	538,666	(1,386,964)
Total stockholders’ equity	44,093,422	41,138,796

Total Liabilities and Stockholders’ Equity	$308,829,693	$318,418,776

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,287,872	$2,299,427	$4,565,331	$4,644,989
Investment securities	443,985	441,778	893,561	876,052
Mortgage-backed securities	246,030	171,551	564,665	332,119
Other	597	11,958	698	23,721
Total interest income	2,978,484	2,924,714	6,024,255	5,876,881
INTEREST EXPENSE:
Deposits	368,858	451,698	755,330	921,148
Other borrowings	2,178	2,600	5,364	5,241
Total interest expense	371,036	454,298	760,694	926,389

NET INTEREST INCOME	2,607,448	2,470,416	5,263,561	4,950,492

PROVISION FOR LOAN LOSSES	30,000	-	60,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,577,448	2,470,416	5,203,561	4,920,492

NON-INTEREST INCOME:
Fiduciary activities	62,272	58,007	146,347	124,109
Commission income	301,569	289,711	655,905	598,871
Service charges on deposit accounts	183,488	206,711	343,144	408,137
Mortgage banking operations, net	49,833	75,844	62,246	146,461
Net realized gains on sales of available-for-sale securities	61,727	104,668	161,582	688,899
Loan servicing fees	90,642	91,599	182,575	185,122
ATM and bank card interchange income	127,948	105,538	248,098	200,717
Other	70,199	95,730	145,313	161,530
Total non-interest income	947,678	1,027,808	1,945,210	2,513,846

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,588,778	1,585,829	3,174,635	3,186,564
Occupancy and equipment	236,692	258,764	495,228	512,430
Data processing and telecommunications	136,004	140,099	274,588	283,522
Professional	313,335	72,077	369,406	157,370
Postage and office supplies	57,934	62,574	120,802	131,238
ATM and bank card expense	74,038	59,882	149,925	107,762
Other	317,091	288,385	609,634	573,603
Total non-interest expense	2,723,872	2,467,610	5,194,218	4,952,489

INCOME BEFORE INCOME TAXES	801,254	1,030,614	1,954,553	2,481,849
INCOME TAXES	176,277	270,539	489,786	709,326

NET INCOME	$624,977	$760,075	$1,464,767	$1,772,523

NET INCOME PER COMMON SHARE - BASIC	$0.35	$0.41	$0.82	$0.95
NET INCOME PER COMMON SHARE - DILUTED	$0.35	$0.41	$0.81	$0.95

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net Income	$624,977	$760,075	$1,464,767	$1,772,523

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available- for-sale securities, net of taxes of $582,945 and $(1,713,570) for the three months ended June 30, 2014 and 2013, respectively, and $1,046,929 and $(1,957,571) for the six months ended June 30, 2014 and 2013, respectively.	1,131,600	(3,326,340)	2,032,274	(3,799,991)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $20,987 and $35,587, for the three months ended June 30, 2014 and 2013, respectively, and $54,938 and $234,226 for the six months ended June 30, 2014 and 2013, respectively.	40,740	69,081	106,644	454,673
	1,090,860	(3,395,421)	1,925,630	(4,254,664)

Comprehensive Income (Loss)	$1,715,837	$(2,635,346)	$3,390,397	$(2,482,141)

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, DECEMBER 31, 2013	$18,329	$14,561,085	$28,233,876	$(287,530)	$(1,386,964)	$41,138,796

Net Income	-	-	1,464,767	-	-	1,464,767

Other comprehensive income	-	-	-	-	1,925,630	1,925,630

Stock repurchases	(181)	(370,551)	-	-	-	(370,732)

Exercise of stock options	99	149,153	-	-	-	149,252
Tax benefit of non-qualified options	-	3,860	-	-	-	3,860
Vesting options expense	-	44,711	-	-	-	44,711

Shares held by ESOP, committed to be released	-	11,905	-	11,220	-	23,125

Dividends ($0.16 per share)	-	-	(285,987)	-	-	(285,987)

BALANCE, JUNE 30, 2014	$18,247	$14,400,163	$29,412,656	$(276,310)	$538,666	$44,093,422

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,464,767	$1,772,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	194,456	188,640
Amortization of investment premiums and discounts, net	329,580	574,012
Accretion of loan discounts	(259)	(259)
Net realized gains on sales of available-for-sale securities	(161,582)	(688,899)
Provision for loan losses	60,000	30,000
Mortgage banking operations, net	(62,246)	(146,461)
Loss on sale of real estate owned	5,569	-
Shares held by ESOP commited to be released	23,125	20,697
Tax benefit related to stock options exercised	3,860	1,796
Stock option compensation expense	44,711	44,711
Changes in income taxes payable	(82,389)	(467,271)
Changes in assets and liabilities	1,207,100	1,154,674
Net cash provided by operations before loan sales	3,026,692	2,484,163
Origination of loans for sale to secondary market	(6,074,896)	(14,825,738)
Proceeds from sales of loans to secondary market	5,933,423	14,951,997
Net cash provided by operating activities	2,885,219	2,610,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(12,590,753)	(26,942,590)
Maturity or call of investment securities available-for-sale	-	1,500,000
Sale of investment securities available-for-sale	13,337,041	18,021,637
Principal payments on mortgage-backed and investment securities	3,181,765	6,559,637
Proceeds from sale of real estate owned	78,930	-
Net decrease in loans	6,683,166	4,845,484
Additions to premises and equipment	(74,940)	(135,483)

Net cash provided by investing activities	10,615,209	3,848,685

		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$347,666	$(136,245)
Net decrease in other borrowings	(14,302,568)	(5,643,553)
Increase in advance payments by borrowers for taxes and insurance	161,866	91,942
Exercise of stock options	149,252	86,893
Stock repurchases	(370,732)	(232,063)
Dividends paid - common stock	(285,987)	(283,542)

Net cash used in financing activities	(14,300,503)	(6,116,568)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(800,075)	342,539

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,098,870	7,293,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,298,795	$7,636,250

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$784,386	$957,159
Interest on other borrowings	6,179	5,241
Income taxes paid	572,000	1,176,073

NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans to facilitate sales of real estate owned	$90,000	$-

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2014 and the results of its operations for the three and six month periods ended June 30, 2014 and 2013.  The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.  The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 filed as an exhibit to the Company’s Form 10-K filed in March, 2014.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income available to common shareholders	$624,977	$760,075	$1,464,767	$1,772,523

Basic average shares outstanding	1,795,133	1,869,499	1,794,883	1,873,692

Diluted potential common shares:
Stock option equivalents	11,347	299	8,156	284
Diluted average shares outstanding	1,806,480	1,869,798	1,803,039	1,873,976

Basic earnings per share	$0.35	$0.41	$0.82	$0.95

Diluted earnings per share	$0.35	$0.41	$0.81	$0.95

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

A summary of ESOP shares at June 30, 2014 and 2013 is shown below.

	June 30, 2014	June 30, 2013
Unearned shares	27,636	31,340
Shares committed for release	1,122	1,098
Allocated shares	54,539	56,292
Total ESOP shares	83,297	88,730

Fair value of unearned shares	$584,225	$597,340

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock.  The stock options vest over a five-year period and expire ten years after issuance.  Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the six months ended June 30, 2014.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2013	101,336	$15.63
Granted	-	-
Exercised	(9,901)	15.46
Forfeited	(400)	15.65

Outstanding, June 30, 2014	91,035	$15.65	7.75	$499,782

Exercisable, June 30, 2014	28,800	$15.65	7.75	$158,112

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.  The value is based upon a closing price of $21.14 per share on June 30, 2014.

5.	LOAN PORTFOLIO COMPOSITION

At June 30, 2014 and December 31, 2013, the composition of the Company’s loan portfolio is shown below.

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$43,684,425	25.1%	$44,286,657	24.5%
Commercial	37,004,558	21.3	38,920,692	21.5
Agricultural	35,266,843	20.3	35,005,662	19.4
Home equity	10,831,605	6.2	11,729,112	6.5
Total real estate loans	126,787,431	72.9	129,942,123	71.9

Commercial loans	27,187,727	15.6	29,946,928	16.6
Agricultural loans	10,047,982	5.8	10,559,593	5.9
Consumer loans	13,223,710	7.6	13,605,897	7.5
Total loans receivable	177,246,850	101.9	184,054,541	101.9

Less:
Net deferred loan fees	5,119	0.0	8,605	0.0
Allowance for loan losses	3,341,267	1.9	3,406,434	1.9
Total loans receivable, net	$173,900,464	100.0%	$180,639,502	100.0%

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended June 30, 2014, June 30, 2013, and December 31, 2013.

	June 30, 2014
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
April 1, 2014	$1,062,470	$714,561	$178,854	$198,395	$834,930	$43,650	$199,926	$135,696	$3,368,482
Provision charged to expense	(32,365)	86,603	(3,151)	(23,445)	(96,626)	6,590	(16,481)	108,875	30,000
Losses charged off	(30,000)	(30,000)	-	-	-	-	-	-	(60,000)
Recoveries	660	168	-	525	32	-	1,400	-	2,785
Ending balance,
June 30, 2014	$1,000,765	$771,332	$175,703	$175,475	$738,336	$50,240	$184,845	$244,571	$3,341,267

Beginning Balance, January 1, 2014	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434
Provision charged to expense	173,661	118,878	675	(27,568)	(295,885)	(2,558)	3,900	88,897	60,000
Losses charged off	(30,000)	(93,474)	-	-	-	-	(5,503)	-	(128,977)
Recoveries	960	168	-	1,050	32	-	1,600	-	3,810
Ending balance,
June 30, 2014	$1,000,765	$771,332	$175,703	$175,475	$738,336	$50,240	$184,845	$244,571	$3,341,267

Ending balance:
individually evaluated for impairment	$151,622	$305,955	$-	$-	$460,722	$-	$11,689	$-	$929,988
Ending balance:
collectively evaluated for impairment	$849,143	$465,377	$175,703	$175,475	$277,614	$50,240	$173,156	$244,571	$2,411,279

Loans:
Ending balance	$43,684,425	$37,004,558	$35,266,843	$10,831,605	$27,187,727	$10,047,982	$13,223,710	$-	$177,246,850
Ending balance:
individually evaluated for impairment	$533,710	$1,457,895	$126,323	$29,246	$547,437	$-	$110,179	$-	$2,804,790
Ending balance:
collectively evaluated for impairment	$43,150,715	$35,546,663	$35,140,520	$10,802,359	$26,640,290	$10,047,982	$13,113,531	$-	$174,442,060

	June 30, 2013
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
April 1, 2013	$779,243	$837,443	$183,780	$227,620	$959,663	$44,570	$173,674	$239,976	$3,445,969
Provision charged to expense	48,470	(67,621)	1,606	(11,574)	11,911	8,813	(6,715)	15,110	-
Losses charged off	-	-	-	-	-	-	(6,427)	-	(6,427)
Recoveries	840	23,687	-	525	7,341	-	601	-	32,994
Ending balance,
June 30, 2013	$828,553	$793,509	$185,386	$216,571	$978,915	$53,383	$161,133	$255,086	$3,472,536

Beginning Balance,
January 1, 2013	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464
Provision charged to expense	72,053	(146,933)	35,818	(125,975)	37,323	9,453	54,518	93,743	30,000
Losses charged off	-	-	-	-	-	-	(52,186)	-	(52,186)
Recoveries	15,471	111,569	-	13,550	7,341	-	7,327	-	155,258
Ending balance,
June 30, 2013	$828,553	$793,509	$185,386	$216,571	$978,915	$53,383	$161,133	$255,086	$3,472,536

Ending balance:
individually evaluated for impairment	$-	$231,740	$-	$-	$648,701	$-	$-	$-	$880,441
Ending balance:
collectively evaluated for impairment	$828,553	$561,769	$185,386	$216,571	$330,214	$53,383	$161,133	$255,086	$2,592,095

Loans:
Ending balance	$41,156,553	$33,004,015	$37,077,179	$11,652,179	$24,400,611	$10,676,640	$14,361,986	$-	$172,329,163
Ending balance:
individually evaluated for impairment	$420,195	$1,366,682	$-	$64,765	$690,046	$-	$6,505	$-	$2,548,193
Ending balance:
collectively evaluated for impairment	$40,736,358	$31,637,333	$37,077,179	$11,587,414	$23,710,565	$10,676,640	$14,355,481	$-	$169,780,970

	December 31, 2013
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2012	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464
Provision charged to expense	261,492	(218,949)	25,460	(78,628)	92,597	8,868	84,829	(5,669)	170,000
Losses charged off	(162,448)	-	-	(63,410)	-	-	(66,467)	-	(292,325)
Recoveries	16,071	135,836	-	15,035	7,341	-	15,012	-	189,295
Ending balance,
December 31, 2013	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434

Ending balance:
individually evaluated for impairment	$-	$248,857	$-	$-	$622,730	$-	$10,836	$-	$882,423
Ending balance:
collectively evaluated for impairment	$856,144	$496,903	$175,028	$201,993	$411,459	$52,798	$174,012	$155,674	$2,524,011

Loans:
Ending balance	$44,286,657	$38,920,692	$35,005,662	$11,729,112	$29,946,928	$10,559,593	$13,605,897	$-	$184,054,541
Ending balance:
individually evaluated for impairment	$563,524	$1,531,078	$-	$71,548	$662,730	$-	$101,089	$-	$2,929,969
Ending balance:
collectively evaluated for impairment	$43,723,133	$37,389,614	$35,005,662	$11,657,564	$29,284,198	$10,559,593	$13,504,808	$-	$181,124,572

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2014 and December 31, 2013.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Rating:
Pass	$40,724,601	$41,061,498	$34,880,240	$36,489,660	$35,140,520	$35,005,662	$10,470,971	$11,215,416
Special Mention	709,084	775,545	55,087	57,488	-	-	120,047	155,515
Substandard	2,250,740	2,449,614	2,069,231	2,373,544	126,323	-	240,587	358,181
Total	$43,684,425	$44,286,657	$37,004,558	$38,920,692	$35,266,843	$35,005,662	$10,831,605	$11,729,112

	Commercial		Agricultural		Consumer		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Rating:
Pass	$26,589,902	$29,231,227	$10,047,982	$10,559,593	$12,896,586	$13,302,507	$170,750,802	$176,865,563
Special Mention	-	-	-	-	72,601	68,480	956,819	1,057,028
Substandard	597,825	715,701	-	-	254,523	234,910	5,539,229	6,131,950
Total	$27,187,727	$29,946,928	$10,047,982	$10,559,593	$13,223,710	$13,605,897	$177,246,850	$184,054,541

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$222,264	$225,591	$838,823	$1,286,678	$42,397,747	$43,684,425	$-
Commercial real estate	889,308	-	61,270	950,578	36,053,980	37,004,558	-
Agricultural real estate	-	-	126,323	126,323	35,140,520	35,266,843	-
Home equity	132,223	20,681	51,296	204,200	10,627,405	10,831,605	-
Commercial	-	-	286,411	286,411	26,901,316	27,187,727	-
Agricultural	-	-	-	-	10,047,982	10,047,982	-
Consumer	48,504	47,192	120,286	215,982	13,007,728	13,223,710	-
Total	$1,292,299	$293,464	$1,484,409	$3,070,172	$174,176,678	$177,246,850	$-

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$350,539	$95,782	$806,877	$1,253,198	$43,033,459	$44,286,657	$-
Commercial real estate	-	68,216	78,281	146,497	38,774,195	38,920,692	-
Agricultural real estate	-	-	-	-	35,005,662	35,005,662	-
Home equity	156,331	47,585	55,288	259,204	11,469,908	11,729,112	-
Commercial	-	-	-	-	29,946,928	29,946,928	-
Agricultural	-	-	-	-	10,559,593	10,559,593	-
Consumer	108,452	26,212	9,900	144,564	13,461,333	13,605,897	-
Total	$615,322	$237,795	$950,346	$1,803,463	$182,251,078	$184,054,541	$-

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

The following tables present impaired loans at or for the three and six months ended June 30, 2014 and the year ended December 31, 2013.

	Three Months Ended June 30, 2014
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$138,562	$138,562	$-	$221,698	$3,220	$3,170
Commercial real estate	58,366	58,366	-	337,676	4,001	8,342
Agricultural real estate	126,323	126,323	-	127,166	3,134	-
Home equity	29,246	29,246	-	30,240	708	685
Consumer	12,765	12,765	-	12,965	234	20
Loans with a specific allowance:
One-to-four family residential	395,148	395,148	151,622	401,035	6,185	7,811
Commercial real estate	1,399,529	1,399,529	305,955	1,404,581	20,860	17,806
Commercial	547,437	547,437	460,722	609,401	7,807	2,542
Consumer	97,414	97,414	11,689	97,414	970	-
Total:
One-to-four family residential	533,710	533,710	151,622	622,733	9,405	10,981
Commercial real estate	1,457,895	1,457,895	305,955	1,742,257	24,861	26,148
Agricultural real estate	126,323	126,323	-	127,166	3,134	-
Commercial	547,437	547,437	460,722	609,401	7,807	2,542
Home equity	29,246	29,246	-	30,240	708	685
Consumer	110,179	110,179	11,689	110,379	1,204	20
Total	$2,804,790	$2,804,790	$929,988	$3,242,176	$47,119	$40,376

	Six Months Ended June 30, 2014
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$138,562	$138,562	$-	$222,794	$6,464	$6,664
Commercial real estate	58,366	58,366	-	406,539	9,511	9,524
Agricultural real estate	126,323	126,323	-	127,166	6,234	843
Home equity	29,246	29,246	-	30,544	1,426	1,483
Consumer	12,765	12,765	-	13,305	510	336
Loans with a specific allowance:
One-to-four family residential	395,148	395,148	151,622	405,796	12,114	12,466
Commercial real estate	1,399,529	1,399,529	305,955	1,426,043	42,034	38,754
Commercial	547,437	547,437	460,722	629,941	15,653	10,460
Consumer	97,414	97,414	11,689	97,414	1,928	-
Total:
One-to-four family residential	533,710	533,710	151,622	628,590	18,578	19,130
Commercial real estate	1,457,895	1,457,895	305,955	1,832,582	51,545	48,278
Agricultural real estate	126,323	126,323	-	127,166	6,234	843
Commercial	547,437	547,437	460,722	629,941	15,653	10,460
Home equity	29,246	29,246	-	30,544	1,426	1,483
Consumer	110,179	110,179	11,689	110,719	2,438	336
Total	$2,804,790	$2,804,790	$929,988	$3,359,542	$95,874	$80,530

	Year Ended December 31, 2013
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$563,524	$563,524	$-	$652,373	$27,250	$25,347
Commercial real estate	63,293	63,293	-	96,019	5,282	5,327
Home equity	71,548	71,548	-	66,388	3,017	2,980
Consumer	4,528	4,528	-	6,419	453	442
Loans with a specific allowance:
Commercial real estate	1,467,785	1,467,785	248,857	1,488,243	79,719	74,028
Commercial	662,730	662,730	622,730	726,269	34,465	33,921
Consumer	96,561	96,561	10,836	99,401	1,586	1,576
Total:
One-to-four family residential	563,524	563,524	-	652,373	27,250	25,347
Commercial real estate	1,531,078	1,531,078	248,857	1,584,262	85,001	79,355
Commercial	662,730	662,730	622,730	726,269	34,465	33,921
Home equity	71,548	71,548	-	66,388	3,017	2,980
Consumer	101,089	101,089	10,836	105,820	2,039	2,018
Total	$2,929,969	$2,929,969	$882,423	$3,135,112	$151,772	$143,621

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

The following table presents the recorded balance, at original cost, of TDR’s, as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

One-to-four family residential	$585,528	$661,880
Commercial real estate	943,025	1,137,667
Agricultural real estate	-	-
Home equity	15,502	79,087
Commercial loans	558,994	675,483
Agricultural loans	-	-
Consumer loans	48,742	43,559

Total	$2,151,791	$2,597,676

The following table presents the recorded balance, at original cost, of TDR’s, which were performing according to the terms of the restructuring, as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

One-to-four family residential	$546,572	$591,000
Commercial real estate	53,992	1,074,194
Agricultural real estate	-	-
Home equity	11,700	13,015
Commercial loans	272,583	675,483
Agricultural loans	-	-
Consumer loans	48,742	42,059

Total	$933,589	$2,395,751

The following tables present loans modified as TDR’s during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	-	$-
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	1	18,489

Total	-	$-	1	$18,489

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	3	$234,015	6	$383,982
Commercial real estate	-	-	2	114,567
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	2	14,151

Total	3	$234,015	10	$512,700

2014 Modifications
The Company modified one consumer loan with a recorded investment of $18,489.  The modification was made to change the payment schedule to interest-only for three months.  The modification did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.  During the six month period ended June 30, 2014, two residential real estate loans of $38,956, two commercial loans of $286,411 and one home equity loan of $3,802 were considered TDR’s defaulted as they were more than 90 days past due at June 30, 2014.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

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

The following table presents the Company’s nonaccrual loans at June 30, 2014 and December 31, 2013.  This table excludes performing troubled debt restructurings.

	June 30, 2014	December 31, 2013

One-to-four family residential	$1,219,580	$1,339,487
Commercial real estate	173,629	208,297
Agricultural real estate	126,323	-
Home equity	138,764	133,823
Commercial loans	315,234	37,939
Agricultural loans	-	-
Consumer loans	179,529	62,617

Total	$2,153,059	$1,782,163

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2014:
U.S. government and agencies	$10,630,874	$103,887	$(195,812)	$10,538,949
Mortgage-backed securities (government- sponsored enterprises - residential)	48,365,899	416,864	(426,560)	48,356,203
Municipal bonds	47,998,513	1,598,673	(680,891)	48,916,295
	$106,995,286	$2,119,424	$(1,303,263)	$107,811,447

December 31, 2013:
U.S. government and agencies	$10,710,675	$114,936	$(405,535)	$10,420,076
Mortgage-backed securities (government- sponsored enterprises - residential)	49,486,337	219,222	(1,359,904)	48,345,655
Municipal bonds	50,889,046	1,053,134	(1,723,314)	50,218,866
	$111,086,058	$1,387,292	$(3,488,753)	$108,984,597

The amortized cost and fair value of available-for-sale securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$95,658	$96,307
One to five years	7,785,004	8,081,775
Five to ten years	25,427,676	25,880,922
After ten years	25,321,049	25,396,240
	58,629,387	59,455,244
Mortgage-backed securities (government- sponsored enterprises - residential)	48,365,899	48,356,203
	$106,995,286	$107,811,447

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $20,838,000 at June 30, 2014 and $20,420,000 at December 31, 2013.

The carrying value of securities sold under agreement to repurchase amounted to $8,700,000 at June 30, 2014 and $9,541,000 at December 31, 2013.

Gross gains of $62,000 and $105,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended June 30, 2014 and 2013, respectively. Gross gains of $182,000 and $689,000 and gross losses of $20,000 and $0 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2014 and 2013, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2014 and December 31, 2013 were $46,770,000, and $71,198,000, respectively, which were approximately 43% and 65% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2014 and December 31, 2013.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
June 30, 2014:
Municipal bonds	$(17,144)	$1,926,262	$(663,747)	$17,230,583	$(680,891)	$19,156,845
U.S. government agencies	-	-	(195,812)	4,948,380	(195,812)	4,948,380
Mortgage-backed securities (government sponsored
enterprises - residential)	(5,089)	1,833,883	(421,471)	20,831,355	$(426,560)	$22,665,238
Total	$(22,233)	$3,760,145	$(1,281,030)	$43,010,318	$(1,303,263)	$46,770,463

December 31, 2013:
Municipal bonds	$(1,462,733)	$22,534,325	$(260,581)	$2,759,523	$(1,723,314)	$25,293,848
U.S. government agencies	(367,005)	5,824,808	(38,530)	470,324	(405,535)	6,295,132
Mortgage-backed securities (government sponsored
enterprises - residential)	(1,065,542)	33,521,545	(294,362)	6,087,526	(1,359,904)	39,609,071
Total	$(2,895,280)	$61,880,678	$(593,473)	$9,317,373	$(3,488,753)	$71,198,051

The unrealized losses on the Company’s investments in municipal bonds, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30, 2014	December 31, 2013
Net unrealized gains (losses) on securities available-for-sale	$816,161	$(2,101,461)
Tax effect	(277,495)	714,497
Net-of-tax amount	$538,666	$(1,386,964)

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six months ended June 30, 2014 and 2013, were as follows:

	Amounts Reclassified
	from AOCI
	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Statements of Income
Unrealized gains on available -for-sale securities	$61,727	$104,668	$161,582	$688,899	Net realized gains on sales of available-for-sale securities
Tax effect	(20,987)	(35,587)	(54,938)	(234,226)	Income taxes
Total reclassification out of AOCI	$40,740	$69,081	$106,644	$454,673	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements
The following table presents the fair value measurements of assets  recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		June 30, 2014
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$10,538,949	$-	$10,538,949	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	48,356,203	-	48,356,203	-
Municipal bonds	48,916,295	-	48,916,295	-

		December 31, 2013
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$10,420,076	$-	$10,420,076	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	48,345,655	-	48,345,655	-
Municipal bonds	50,218,866	-	50,218,866	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended June 30, 2014.

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

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

June 30, 2014
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,612,417	$-	$-	$1,612,417
Foreclosed assets	7,000	-	-	7,000

December 31, 2013
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,219,185	$-	$-	$1,219,185
Mortgage servicing rights	673,576	-	-	673,576

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

Foreclosed Assets – The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

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

	Fair Value at 6/30/14	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Foreclosed assets	$7,000	Market comparable properties	Comparability adjustments (%)	30%

Collateral-dependent impaired loans	1,612,417	Market comparable properties	Marketability discount	25% – 50% (40%)

	Fair Value at 12/31/13	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$673,576	Discounted cash flow	Discount rate PSA standard prepayment model rate	8 – 12.5% (10.24%) 144 – 342 (164)

Collateral-dependent impaired loans	1,219,185	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		June 30, 2014 Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$5,298,795	$5,298,795	$-	$-
Other investments	76,639	-	76,639	-
Loans held for sale	482,155	-	482,155	-
Loans, net of allowance for loan losses	173,900,464	-	-	172,047,508
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,903,253	-	1,903,253	-
Financial Liabilities
Deposits	252,086,057	-	149,377,511	105,339,433
Short-term borrowings	5,307,729	-	5,307,729	-
Advances from borrowers for taxes and insurance	1,019,680	-	1,019,680	-
Interest payable	180,355	-	180,355	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2013 Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$6,098,870	$6,098,870	$-	$-
Other investments	81,918	-	81,918	-
Loans held for sale	262,461	-	262,461	-
Loans, net of allowance for loan losses	180,639,502	-	-	178,866,833
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,817,415	-	1,817,415	-
Financial Liabilities
Deposits	251,738,391	-	143,586,822	111,116,837
Short-term borrowings	19,610,297	-	19,610,297	-
Advances from borrowers for taxes and insurance	857,814	-	857,814	-
Interest payable	210,226	-	210,226	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the six month period ending June 30, 2014 and the year ended December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Balance, beginning of year	$673,576	$664,436
Servicing rights capitalized	26,989	101,538
Amortization of servicing rights	(53,819)	(148,285)
Change in valuation allowance	6,986	55,887
Balance, end of period	$653,732	$673,576

Activity in the valuation allowance for mortgage servicing rights for the six month period ending June 30, 2014 and the year ended December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Balance, beginning of year	$73,392	$129,279
Additions	-	-
Reductions	(6,986)	(55,887)
Balance, end of period	$66,406	$73,392

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2014 and 2013 is shown below.

	June 30, 2014	June 30, 2013
Computed at the statutory rate (34%)	$664,548	$843,829
Increase (decrease) resulting from
Tax exempt interest	(257,009)	(249,632)
State income taxes, net	113,509	146,828
Increase in cash surrender value	(31,821)	(32,555)
Other, net	559	856

Actual tax expense	$489,786	$709,326

12.	COMMITMENTS AND CONTINGENCIES

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

Financial Condition

June 30, 2014 Compared to December 31, 2013

Total assets decreased by $9.6 million, or 3.0%, to $308.8 million at June 30, 2014 from $318.4 million at December 31, 2013.  Net loans (excluding loans held for sale) decreased $6.7 million, or 3.7%, to $173.9 million at June 30, 2014 from $180.6 million at December 31, 2013.  The decrease in loans is primarily due to decreases of $2.8 million in commercial business loans reflecting payments on lines of credit and $1.9 million in commercial real estate loans reflecting loan payoffs.  The loan portfolio continues to be affected by low loan demand.  At June 30, 2014 and December 31, 2013, goodwill totaled $2.7 million.  At these dates, our goodwill was not impaired.

Total deposits increased $348,000, or 0.1%, to $252.1 million at June 30, 2014 from $251.7 million at December 31, 2013.  The increase reflects a $5.5 million increase in lower-cost transaction accounts, partially offset by a $5.2 million decrease in time deposits.  Transaction accounts continue to grow as customers prefer to maintain short-term, liquid deposits in the current low-rate environment.  Other borrowings, which consisted of overnight repurchase agreements and overnight advances from the FHLB, decreased $14.3 million, or 72.9%, to $5.3 million at June 30, 2014.  The repurchase agreements are a cash management service provided to our commercial deposit customers.  The decrease reflects the seasonal nature of our commercial cash management customers and loan payoffs.

Stockholders’ equity increased $3.0 million, or 7.2%, to $44.1 million at June 30, 2014.  The increase in stockholders’ equity was the result of $1.5 million in net income and a $1.9 million increase in accumulated other comprehensive income, partially offset by the payment of $286,000 in dividends and $371,000 in stock repurchases.  Accumulated other comprehensive income (loss) consisted of an increase in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio.  Accumulated other comprehensive income (loss) does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General:  Net income for the three months ended June 30, 2014 was $625,000, or $0.35 per common share, basic and diluted, compared to net income of $760,000, or $0.41 per common share, basic and diluted, for the three months ended June 30, 2013.  The $135,000 decrease in net income reflects increases of $256,000 in non-interest expense and $30,000 in the provision for loan losses and a decrease of $80,000 in non-interest income, partially offset by an increase of $137,000 in net interest income and a decrease of $94,000 in income taxes.

Interest Income:  Total interest income for the three months ended June 30, 2014 increased $54,000, or 1.8%, to $3.0 million from $2.9 million during the same period of 2013.  The increase in interest income reflected increases of $74,000 in interest income on mortgage-backed securities and $2,000 in interest income on investment securities, partially offset by decreases of $11,000 in interest income on loans and $11,000 in interest income on other interest-earning assets.

Interest income on loans decreased $11,000 to $2.3 million during the second quarter of 2014 primarily due to a decrease in the average yield of loans.  The average yield decreased 26 basis points to 5.11% during the second quarter of 2014, compared to 5.37% during the second quarter of 2013.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio increased $7.9 million to $179.3 million during the second quarter of 2014.  The increase in the average balance of the loan portfolio reflected increases in the average balance of residential real estate loans and commercial business loans.

Interest income on investment securities increased $2,000 to $444,000 during the second quarter of 2014 compared to the second quarter of 2013. The increase reflected an increase in the average yield of investment securities to 3.00% during the second quarter of 2014 from 2.95% during the second quarter of 2013.  The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.  The increase in the average yield was partially offset by a decrease of $713,000 in the average balance of the investment securities portfolio to $59.2 million during the second quarter of 2014, compared to $59.9 million for the second quarter of 2013.

Interest income on mortgage-backed securities increased $74,000 to $246,000 during the second quarter of 2014, compared to $172,000 during the second quarter of 2013.  The increase reflected a 63 basis point increase in the average yield of mortgage-backed securities to 2.00% for the second quarter of 2014, compared to 1.37% for the second quarter of 2013.  The average yield benefitted from lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $83,000 to $142,000 during the second quarter of 2014, compared to $225,000 during the second quarter of 2013.  The increase in the average yield was partially offset by a $1.0 million decrease in the average balance of mortgage-backed securities to $49.1 million during the second quarter of 2014.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, decreased $11,000 to $1,000 during the second quarter of 2014, compared to the second quarter of 2013.  The average balance of these accounts decreased $8.0 million to $2.5 million for the three months ended June 30, 2014 compared to $10.5 million for the three months ended June 30, 2013.  The decrease in the average balance reflected a decrease in the average balance of federal funds sold and time deposit accounts.  The average yield on other interest-earning assets decreased to 0.10% during the second quarter of 2014 from 0.46% during the second quarter of 2013, reflecting the decrease in the higher-yielding time deposit accounts during this same time frame.

Interest Expense:  Total interest expense decreased $83,000, or 18.3%, to $371,000 during the three months ended June 30, 2014 compared to $454,000 during the three months ended June 30, 2013.  The lower interest expense reflected an $83,000 decrease in the cost of deposits.

Interest expense on deposits decreased $83,000 to $369,000 during the second quarter of 2014 compared to $452,000 during the second quarter of 2013.  The decrease in interest expense on deposits was primarily due to a 12 basis point decrease in the average rate paid on deposits to 0.65% during the second quarter of 2014 from 0.77% during the second quarter of 2013.  The decrease reflected lower average deposit balances in 2014 as compared to 2013, as well as a change in the composition of our deposits.  The average balance of deposits decreased $7.6 million to $226.0 million for the second quarter of 2014.  The decrease reflected a $12.7 million decrease in the average balance of time deposit accounts, partially offset by a $5.1 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, decreased slightly to $2,000 during the second quarter of 2014.  The average rate paid on borrowed funds decreased to 0.13% during the second quarter of 2014 compared to 0.17% during the second quarter of 2013.  The average balance of borrowed funds was $6.8 million for the second quarter of 2014 compared to $6.0 million for the second quarter of 2013, reflecting the use of overnight FHLB advances during 2014.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $137,000, or 5.6%, to $2.6 million for the three months ended June 30, 2014 from $2.5 million for the three months ended June 30, 2013.  Our net interest margin increased 21 basis points to 3.60% during the second quarter of 2014 from 3.39% during the second quarter of 2013.  Our interest rate spread increased by 22 basis points to 3.47% during the second quarter of 2014 from 3.25% during the second quarter of 2013.  Our ratio of interest earning assets to interest bearing liabilities was 1.25x and 1.22x at June 30, 2014 and June 30, 2013, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses equaled $30,000 during the second quarter of 2014, compared to $0 during the second quarter of 2013.  The increase in the provision for loan losses reflected an increase in net charge-offs to $57,000 during the second quarter of 2014, compared to net recoveries of $27,000 during the second quarter of 2013.

The allowance for loan losses decreased $131,000 to $3.3 million at June 30, 2014 from $3.5 million at June 30, 2013.  Loans delinquent 30 days or more increased to $3.1 million, or 1.73% of total loans, as of June 30, 2014, from $1.8 million, or 0.99% of total loans, as of December 31, 2013.  Loans delinquent 30 days or more totaled $2.0 million, or 1.19% of total loans at June 30, 2013.  The $1.3 million increase in delinquent loans during 2014 primarily reflected the delinquency of a commercial real estate borrower totaling $889,000 and a commercial business borrower totaling $286,000, both of which are in the process of collection.

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

	June 30, 2014	December 31, 2013

Non-accruing loans:
One-to-four family residential	$1,219,580	$1,339,487
Commercial real estate	173,629	208,297
Agricultural real estate	126,323	-
Commercial business	315,234	37,939
Home equity	138,764	133,823
Consumer	179,529	62,617
Total	$2,153,059	$1,782,163

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	39,478	132,725
Commercial real estate	144,193	149,193
Consumer	-	1,689
Total	$183,671	$283,607

Total nonperforming assets	$2,336,730	$2,065,770

Total as a percentage of total assets	0.76%	0.65%

Nonperforming assets increased $271,000 to $2.3 million, or 0.76% of total assets, as of June 30, 2014, compared to $2.1 million, or 0.65% of total assets, as of December 31, 2013.  The increase in nonperforming assets was due to an increase of $371,000 in nonperforming loans, partially offset by a $100,000 decrease in foreclosed assets.  The increase in nonperforming loans primarily reflected the delinquency of the $286,000 commercial business customer noted above.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2014 and December 31, 2013.  All non-accruing loans are automatically placed on the watch list.  The decrease in Substandard credits reflected significant payments of $394,000 and charge-offs of $123,000.

	June 30, 2014	December 31, 2013

Special Mention credits	$956,819	$1,057,028
Substandard credits	5,539,229	6,131,950
Total watch list credits	$6,496,048	$7,188,978

Non-Interest Income:  Non-interest income decreased $80,000, or 7.8%, to $948,000 for the three months ended June 30, 2014 from $1.0 million for the same period in 2013.  The decrease in non-interest income resulted primarily from decreases of $43,000 in gains on the sale of available-for-sale securities, $26,000 in net income from mortgage banking operations and $23,000 in service charges on deposits, partially offset by an increase of $22,000 in ATM and bank card interchange income.  The decrease in gains on the sale of securities reflected changing market conditions as sales increased to $6.7 million during the second quarter of 2014 compared to $3.6 million during the same period of 2013.  The decrease in mortgage banking income was due to a lower volume of loan sales, reflecting an increase in mortgage rates.  We sold $4.3 million of loans to the secondary market during the second quarter of 2014, compared to $7.4 million during the same period of 2013.  The decrease in service charges on deposits reflects a decrease in fees related to nonsufficient funds.  The increase in ATM and bank card interchange income reflects a higher transaction volume.

Non-Interest Expense:  Total non-interest expense increased $256,000, or 10.4%, to $2.7 million for the three months ended June 30, 2014.  The increase was primarily due to increases of $241,000 in professional fees and $14,000 in ATM and bank card expense.  The increase in professional fees reflects non-recurring legal and consulting expenses.  The increase in ATM and bank card expense reflect processing fees related to the higher transaction volume.

Income Taxes:  The provision for income taxes decreased $94,000 to $176,000 during the second quarter of 2014 compared to the same period of 2013.  The decrease in the income tax provision reflected a decrease in taxable income.  The effective tax rate was 22.00% and 26.25% during the three months ended June 30, 2014 and 2013, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General:  Net income for the six months ended June 30, 2014 was $1,465,000, or $0.82 per common share, basic, and $0.81 per common share, diluted, compared to net income of $1,773,000, or $0.95 per common share, basic and diluted, for the six months ended June 30, 2013.  The $308,000 decrease in net income reflects a decrease of $569,000 in non-interest income and increases of $242,000 in non-interest expense and $30,000 in the provision for loan losses, partially offset by an increase of $313,000 in net interest income and a decrease of $220,000 in income taxes.

Interest Income:  Total interest income during the six months ended June 30, 2014 increased $147,000, or 2.5%, to $6.0 million from $5.9 million during the same period of 2013.  The increase in interest income reflected increases of $233,000 in interest income on mortgage-backed securities and $17,000 in interest income on investment securities, partially offset by decreases of $80,000 in interest income on loans and $23,000 in interest on other interest-earnings assets.

Interest income on loans decreased $80,000 to $4.6 million during the six months ended June 30, 2014, compared to the same period of 2013.  The decrease in interest income on loans was primarily due to a decrease in the average yield of loans.  The average yield on loans decreased 31 basis points to 5.09% during the first six months of 2014 from 5.40% during the first six months of 2013.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  The average balance of the loan portfolio increased $7.6 million to $179.6 million for the first six months of 2014 from $172.0 million for the first six months of 2013.  The increase in the average balance of the loan portfolio reflected increases in the average balance of residential real estate loans and commercial business loans.

Interest income on investment securities increased $17,000 to $894,000 during the six months ended June 30, 2014 from the same period of 2013.  The increase in interest income reflects a $2.0 million increase in the average balance of the  investment portfolio to $60.0 million during 2014.  The increase in the average balance was partially offset by a decrease in the average yield of investment securities.  The average yield of investment securities decreased to 2.97% during the first six months of 2014 from 3.02% for the first six months of 2013 due to purchases of newer securities at lower interest rates.  The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities increased $233,000 to $565,000 during the six months ended June 30, 2014, compared to $332,000 during the same period of 2013.  The increase reflected a 98 basis point increase in the average yield of mortgage-backed securities to 2.30% for the first half of 2014, compared to 1.32% for the first half of 2013.  The average yield benefitted from lower premium amortization resulting from slower national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $259,000 to $211,000 during the first six months of 2014, compared to $470,000 during the first six months of 2013.  The increase in interest income on mortgage-backed securities was partially offset by a decrease of $1.3 million in the average balance of mortgage-backed securities to $49.2 million during the first half of 2014.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, decreased $23,000 to $1,000 during the first half of 2014, compared to the first half of 2013.  The average balance of these accounts decreased $8.5 million to $2.6 million for the six months ended June 30, 2014 compared to $11.1 million for the six months ended June 30, 2013.  The decrease in the average balance reflected a decrease in the average balance of federal funds sold and time deposit accounts.  The average yield on other interest-earning assets decreased to 0.05% during the first half of 2014 from 0.43% during the first half of 2013, reflecting the decrease in higher-yielding time deposit accounts during this same time frame.

Interest Expense:  Total interest expense decreased $166,000, or 17.9%, to $761,000 during the six months ended June 30, 2014 compared to $927,000 during the six months ended June 30, 2013.  The lower interest expense reflected a $166,000 decrease in the cost of deposits.

Interest expense on deposits decreased $166,000 to $755,000 for the six months ended June 30, 2014 compared to $921,000 for the six months ended June 30, 2013.  The decrease in interest expense on deposits was primarily due to a 12 basis point decrease in the average rate paid to 0.67% during the first half of 2014 from 0.79% during the first half of 2013.  The decrease reflected a decrease in the average balance of deposits, as well as a change in the composition of our deposits.  The average balance of deposits decreased $8.6 million to $225.5 million for the first half of 2014 compared to $234.1 million for the first half of 2013.  The decrease reflected a $13.0 million decrease in the average balance of time deposit accounts, partially offset by a $4.4 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, totaled $5,000 during the first six months of 2014 and 2013.  The average rate paid on borrowed funds decreased to 0.12% during the first half of 2014 compared to 0.21% during the first half of 2013.  The average balance of borrowed funds increased $3.7 million to $8.7 million during the first half of 2014, reflecting the use of overnight advances from the FHLB during 2014.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $313,000, or 6.3%, to $5.3 million for the six months ended June 30, 2014 from $5.0 million for the six months ended June 30, 2013.  Our net interest margin increased 21 basis points to 3.61% for the first half of 2014 from 3.40% for the first half of 2013.  Our interest rate spread increased by 23 basis points to 3.49% during the first half of 2014 from 3.26% during the first half of 2013.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30, 2014	June 30, 2013

Balance at beginning of period	$3,406,434	$3,339,464
Charge-offs:
One-to-four family residential	30,000	-
Commercial real estate	93,474	-
Consumer	5,503	52,186
Total	128,977	52,186
Recoveries:
One-to-four family residential	960	15,471
Commercial real estate	168	111,569
Commercial business	32	7,341
Home equity	1,050	13,550
Consumer	1,600	7,327
Total	3,810	155,258
Net loan charge-offs (recoveries)	125,167	(103,072)
Additions charged to operations	60,000	30,000
Balance at end of period	$3,341,267	$3,472,536

The allowance for loan losses decreased $131,000 to $3.3 million at June 30, 2014, from $3.5 million at June 30, 2013.  The provision increased $30,000 to $60,000 during the first six months of 2014, compared to $30,000 during the first six months of 2013, reflecting the increase in net charge-offs during 2014.  Net charge-offs equaled $125,000 during the first half of 2014, compared to net recoveries of $103,000 during the first half of 2013.

Non-Interest Income:  Non-interest income decreased $569,000, or 22.6%, to $1.9 million for the six months ended June 30, 2014.  The decrease in non-interest income resulted primarily from decreases of $527,000 in gains on the sale of available-for-sale securities, $84,000 in net income from mortgage banking operations, and $65,000 in service charges on deposits, partially offset by increases of $57,000 in commission income and $47,000 in ATM and bank card interchange income.  The decrease in gains on the sale of securities reflected changing market conditions and a lower volume of securities sales totaling $13.0 million during the first half of 2014 compared to $18.0 million during the same period of 2013.  Securities sales during 2013 and 2014 were primarily made to reduce the volatility to interest rate changes in municipal bonds and to eliminate faster paying mortgage-backed securities.  The decrease in mortgage banking operations income was due to a lower volume of loan sales in 2014, as we sold $5.9 million of loans to the secondary market during the first half of 2014, compared to $15.0 million during the same period of 2013.  The lower volume of sales reflected a reduced volume of mortgage originations, which are affected by changes in market interest rates.  The decrease in service charges on deposits reflects a decrease in fees related to nonsufficient funds.  The increase in commission income reflected improved market conditions and increased account activity during 2014.  The increase in ATM and bank card interchange income reflects a higher transaction volume.

Non-Interest Expense:  Total non-interest expense increased $242,000, or 4.9%, to $5.2 million for the six months ended June 30, 2014 compared to the same period of 2013.  The increase in non-interest expense consisted primarily of increases of $212,000 in professional fees and $42,000 in ATM and bank card expense.  The increase in professional fees reflects non-recurring legal and consulting expenses.  The increase in ATM and bank card expense reflects processing fees related to the higher transaction volume.

Income Taxes:  The provision for income taxes decreased $220,000 to $490,000 during the first six months of 2014 compared to the same period of 2013.  The decrease in the income tax provision reflected a decrease in taxable income, as well as an increase in tax-exempt income.  The effective tax rate was 25.06% and 28.58% during the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At June 30, 2014 and December 31, 2013, cash and cash equivalents totaled $5.3 million and $6.1 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past six months, the most significant sources of funds have been calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities, and growth in deposits.  These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities and the reduction of other borrowings.

While scheduled loan repayments and proceeds from maturing investment securities and principal repayments on mortgage-backed securities are relatively predictable, deposit flows and prepayments are more influenced by interest rates, general and local economic conditions, and competition.  The Company attempts to price its deposits to meet asset-liability objectives and stay competitive with local market conditions.

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At June 30, 2014, the Company had $1.1 million in outstanding FHLB advances and approximately $25.6 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at June 30, 2014 and December 31, 2013 were 40.2% and 39.0%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

Commitments to fund loans	$40,020,516	$41,694,350
Standby letters of credit	650,880	360,000

Quantitative measures established by applicable regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at June 30, 2014, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At June 30, 2014, the Bank’s core capital ratio was 12.29% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At June 30, 2014 and December 31, 2013, minimum requirements and the Bank’s actual ratios are as follows:

	June 30, 2014	December 31, 2013	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	12.29%	11.51%	4.00%
Tier 1 Capital to Risk-Weighted Assets	18.49%	16.89%	4.00%
Total Capital to Risk-Weighted Assets	19.74%	18.15%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended June 30,
	2014			2013
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$179,260	$2,288	5.11%	$171,318	$2,299	5.37%
Investment securities	59,207	443	3.00%	59,920	442	2.95%
Mortgage-backed securities	49,132	246	2.00%	50,150	172	1.37%
Other	2,496	1	0.10%	10,473	12	0.46%
Total interest-earning assets	290,095	2,978	4.11%	291,861	2,925	4.01%

Non-interest earnings assets	20,820			21,548
Total assets	$310,915			$313,409

Interest-bearing liabilities:
Deposits	$225,966	$369	0.65%	$233,594	$452	0.77%
Other borrowings	6,773	2	0.13%	5,952	3	0.17%
Total interest-bearing liabilities	232,739	371	0.64%	239,546	455	0.76%

Non-interest bearing liabilities	34,774			29,652
Stockholders’ equity	43,402			44,211

Total liabilities/stockholders’ equity	$310,915			$313,409

Net interest income		$2,607			$2,470

Interest rate spread (average yield earned
minus average rate paid)			3.47%			3.25%

Net interest margin (net interest income
divided by average interest-earning assets)			3.60%			3.39%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended June 30,
	2014 Compared to 2013
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(115)	$104	$(11)
Investment securities	7	(5)	2
Mortgage-backed securities	78	(4)	74
Other	(6)	(5)	(11)
Total net change in income on
interest-earning assets	(36)	90	54

Interest-bearing liabilities:
Deposits	(69)	(14)	(83)
Other borrowings	-	-	-
Total net change in expense on
interest-bearing liabilities	(69)	(14)	(83)

Net change in net interest income	$33	$104	$137

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Six Months Ended June 30,
	2014			2013
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$179,554	$4,565	5.09%	$171,957	$4,645	5.40%
Investment securities	60,088	893	2.97%	58,078	876	3.02%
Mortgage-backed securities	49,164	565	2.30%	50,466	332	1.32%
Other	2,563	1	0.05%	11,060	24	0.43%
Total interest-earning assets	291,369	6,024	4.14%	291,561	5,877	4.03%

Non-interest earnings assets	20,730			21,638
Total assets	$312,099			$313,199

Interest-bearing liabilities:
Deposits	$225,548	$755	0.67%	$234,159	$921	0.79%
Other borrowings	8,699	5	0.12%	5,026	5	0.21%
Total interest-bearing liabilities	234,247	760	0.65%	239,185	926	0.77%

Non-interest bearing liabilities	35,179			29,852
Stockholders’ equity	42,673			44,162

Total liabilities/stockholders’ equity	$312,099			$313,199

Net interest income		$5,264			$4,951

Interest rate spread (average yield earned
minus average rate paid)			3.49%			3.26%

Net interest margin (net interest income
divided by average interest-earning assets)			3.61%			3.40%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative six month periods.

Analysis of Volume and Rate Changes
(In thousands)
Six Months Ended June 30,
	2014 Compared to 2013
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(280)	$200	$(80)
Investment securities	(13)	30	17
Mortgage-backed securities	242	(9)	233
Other	(12)	(11)	(23)
Total net change in income on
interest-earning assets	(63)	210	147

Interest-bearing liabilities:
Deposits	(133)	(33)	(166)
Other borrowings	(3)	3	-
Total net change in expense on
interest-bearing liabilities	(136)	(30)	(166)

Net change in net interest income	$73	$240	$313

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

The following table shows projected results at June 30, 2014 and December 31, 2013 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	June 30, 2014		December 31, 2013		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(188)	-1.67%	(148)	-1.27%	> (20.00)%
+ 200 basis points	(144)	-1.27%	(95)	-0.82%	> (12.50)%
+ 100 basis points	(81)	-0.71%	(32)	-0.28%	> (12.50)%
- 100 basis points	(203)	-1.80%	(207)	-1.78%	> (20.00)%

The table above indicates that as of June 30, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 1.27% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1.80% decrease in net interest income.

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

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

At June 30, 2014, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.                Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan
April 1 – April 30	-	-	-	68,518
May 1 – May 31	-	-	-	68,518
June 1 – June 30	-	-	-	68,518

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

JACKSONVILLE BANCORP, INC. Registrant

Date: 08/07/2014	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

