Form 10-Q
period 2014-09-30
Jacksonville Bancorp, Inc.
filed 2014-11-05
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of November 1, 2014, there were 1,818,743 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

September 30, 2014
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income (Loss)	3

	Condensed Consolidated Statement of Stockholders’ Equity	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4	Controls and Procedures	56

PART II	OTHER INFORMATION	57

Item 1.	Legal Proceedings	57
Item 1.A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	57

	Signatures	58

EXHIBITS

	Section 302 Certifications
	Section 906 Certification
	XBRL Instance Document
	XBRL Taxonomy Extension Schema Document
	XBRL Taxonomy Calculation Linkbase Document
	XBRL Taxonomy Extension Definition Linkbase Document
	XBRL Taxonomy Label Linkbase Document
	XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
ASSETS	2014	2013
	(Unaudited)
Cash and cash equivalents	$4,152,268	$6,098,870
Investment securities - available for sale	60,310,597	60,638,942
Mortgage-backed securities - available for sale	45,387,028	48,345,655
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	75,248	81,918
Loans held for sale - net	377,350	262,461
Loans receivable - net of allowance for loan losses of $2,991,464 and $3,406,434 as of September 30, 2014 and December 31, 2013	181,837,507	180,639,502
Premises and equipment - net	4,986,297	5,178,978
Cash surrender value of life insurance	6,867,825	6,815,059
Accrued interest receivable	2,707,775	1,817,415
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $62,185 and $73,392 as of September 30, 2014 and December 31, 2013	646,226	673,576
Real estate owned	405,700	281,918
Deferred income taxes	1,712,707	2,703,110
Other assets	942,356	1,041,005

Total Assets	$314,249,251	$318,418,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$240,788,366	$251,738,391
Other borrowings	21,483,796	19,610,297
Advance payments by borrowers for taxes and insurance	491,544	857,814
Accrued interest payable	172,856	210,226
Deferred compensation payable	4,188,782	3,999,371
Income taxes payable	213,638	34,621
Other liabilities	2,229,567	829,260
Total liabilities	269,568,549	277,279,980

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,818,743 shares as of September 30, 2014 and 1,832,860 shares as of December 31, 2013	18,187	18,329
Additional paid-in-capital	14,270,971	14,561,085
Retained earnings	30,125,473	28,233,876
Less: Unallocated ESOP shares	(270,700)	(287,530)
Accumulated other comprehensive income (loss)	536,771	(1,386,964)
Total stockholders’ equity	44,680,702	41,138,796

Total Liabilities and Stockholders’ Equity	$314,249,251	$318,418,776

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,309,657	$2,363,765	$6,874,987	$7,008,755
Investment securities	437,853	464,823	1,331,414	1,340,875
Mortgage-backed securities	198,287	222,198	762,952	554,316
Other	415	10,231	1,112	33,952
Total interest income	2,946,212	3,061,017	8,970,465	8,937,898

INTEREST EXPENSE:
Deposits	350,705	435,627	1,106,033	1,356,775
Other borrowings	2,837	3,990	8,201	9,231
Total interest expense	353,542	439,617	1,114,234	1,366,006

NET INTEREST INCOME	2,592,670	2,621,400	7,856,231	7,571,892

PROVISION FOR LOAN LOSSES	30,000	10,000	90,000	40,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,562,670	2,611,400	7,766,231	7,531,892

NON-INTEREST INCOME:
Fiduciary activities	62,181	55,362	208,527	179,471
Commission income	276,132	218,610	932,037	817,481
Service charges on deposit accounts	195,200	216,802	538,344	624,938
Mortgage banking operations, net	45,541	47,995	107,787	194,456
Net realized gains on sales of available-for-sale securities	138,253	170,771	299,835	859,670
Loan servicing fees	90,164	93,488	272,739	278,610
ATM and bank card interchange income	125,434	110,584	373,532	311,301
Other	91,183	96,747	236,497	258,278
Total non-interest income	1,024,088	1,010,359	2,969,298	3,524,205

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,590,225	1,571,222	4,764,860	4,757,787
Occupancy and equipment	243,558	257,073	738,785	769,503
Data processing and telecommunications	122,118	180,763	396,706	464,284
Professional	100,205	53,483	469,611	210,853
Postage and office supplies	55,822	62,051	176,623	193,289
ATM and bank card expense	115,126	66,330	220,305	174,092
Other	243,069	373,429	897,451	947,032
Total non-interest expense	2,470,123	2,564,351	7,664,341	7,516,840

INCOME BEFORE INCOME TAXES	1,116,635	1,057,408	3,071,188	3,539,257
INCOME TAXES	260,619	271,739	750,406	981,065

NET INCOME	$856,016	$785,669	$2,320,782	$2,558,192

NET INCOME PER COMMON SHARE - BASIC	$0.48	$0.43	$1.29	$1.37
NET INCOME PER COMMON SHARE - DILUTED	$0.47	$0.42	$1.29	$1.37

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net Income	$856,016	$785,669	$2,320,782	$2,558,192

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $46,030 and $447,183 for the three months ended September 30, 2014 and 2013, respectively, and $1,092,959 and $(1,510,388) for the nine months ended September 30, 2014 and 2013, respectively.	89,352	868,062	2,121,626	(2,931,929)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $47,006 and $58,062, for the three months ended September 30, 2014 and 2013, respectively, and $101,944 and $292,288 for the nine months ended September 30, 2014 and 2013, respectively.	91,247	112,709	197,891	567,382
	(1,895)	755,353	1,923,735	(3,499,311)

Comprehensive Income (Loss)	$854,121	$1,541,022	$4,244,517	$(941,119)

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2014
					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2013	$18,329	$14,561,085	$28,233,876	$(287,530)	$(1,386,964)	$41,138,796

Net Income	-	-	2,320,782	-	-	2,320,782

Other comprehensive income	-	-	-	-	1,923,735	1,923,735

Stock repurchases	(293)	(610,555)	-	-	-	(610,848)

Exercise of stock options	151	230,827	-	-	-	230,978
Tax benefit of nonqualified options	-	3,513	-	-	-	3,513
Stock based compensation expense	-	67,437	-	-	-	67,437

Shares held by ESOP, commited to be released	-	18,664	-	16,830	-	35,494

Dividends ($0.24 per share)	-	-	(429,185)	-	-	(429,185)

BALANCE, SEPTEMBER 30, 2014	$18,187	$14,270,971	$30,125,473	$(270,700)	$536,771	$44,680,702

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,320,782	$2,558,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	288,269	288,420
Amortization of investment premiums and discounts, net	554,335	812,252
Accretion of loan discounts	(388)	(388)
Net realized gains on sales of available-for-sale securities	(299,835)	(859,670)
Provision for loan losses	90,000	40,000
Mortgage banking operations, net	(107,787)	(194,456)
Gain on sale of real estate owned	5,220	-
Loss on sale of premises and fixed assets	-	74,432
Shares held by ESOP commited to be released	35,494	31,326
Tax benefit related to stock options exercised	3,513	1,796
Stock based compensation expense	67,437	67,436
Changes in income taxes payable	179,017	(222,345)
Changes in assets and liabilities	721,006	426,093
Net cash provided by operations before loan sales	3,857,063	3,023,088
Origination of loans for sale to secondary market	(10,052,228)	(20,938,733)
Proceeds from sales of loans to secondary market	10,067,718	20,573,634
Net cash provided by operating activities	3,872,553	2,657,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(22,621,089)	(39,747,350)
Maturity or call of investment securities available-for-sale	725,000	2,000,000
Sale of investment securities available-for-sale	22,940,767	25,258,182
Principal payments on mortgage-backed and investment securities	4,909,215	9,203,109
Proceeds from sale of real estate owned	109,715	-
Proceeds from the sale of premises and equipment	-	264,371
Net increase in loans	(1,535,324)	(708,647)
Additions to premises and equipment	(95,588)	(229,962)

Net cash provided by (used in) investing activities	4,432,696	(3,960,297)

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(10,950,025)	$(10,865,841)
Net increase in other borrowings	1,873,499	12,205,138
Decrease in advance payments by borrowers for taxes and insurance	(366,270)	(404,632)
Stock repurchases	(481,000)	(1,016,838)
Exercise of stock options	230,978	88,458
Purchase and retirement of treasury stock related to stock options	(129,848)	(25,013)
Dividends paid - common stock	(429,185)	(420,728)

Net cash used in financing activities	(10,251,851)	(439,456)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,946,602)	(1,741,764)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,098,870	7,293,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,152,268	$5,551,947

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$1,143,068	$1,413,289
Interest on other borrowings	8,536	7,881
Income taxes paid	572,000	1,203,673

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$252,465	$89,600
Loans to facilitate sales of real estate owned	145,000	-

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2014 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013. The results of operations for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 filed as an exhibit to the Company’s Form 10-K filed in March 2014. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income available to common shareholders	$856,016	$785,669	$2,320,782	$2,558,192

Basic average shares outstanding	1,795,252	1,847,069	1,795,007	1,864,701

Diluted potential common shares:
Stock option equivalents	14,126	2,168	9,136	292
Diluted average shares outstanding	1,809,378	1,849,237	1,804,143	1,864,993

Basic earnings per share	$0.48	$0.43	$1.29	$1.37

Diluted earnings per share	$0.47	$0.42	$1.29	$1.37

Stock options for 100,235 shares of common stock were not considered in computing diluted earnings per share for the nine month period ending September 30, 2013, because they were anti-dilutive.

4.	STOCK-BASED COMPENSATION

In connection with the 2010 second-step conversion and related stock offering, the trustee of our Employee Stock Ownership Plan (“ESOP”) purchased an additional 41,614 shares for the ESOP for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from discretionary contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years. Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

A summary of ESOP shares at September 30, 2014 and 2013 is shown below.

	September 30, 2014	September 30, 2013
Unearned shares	25,392	29,144
Shares committed for release	1,683	1,647
Allocated shares	56,222	57,162
Total ESOP shares	83,297	87,953

Fair value of unearned shares	$603,773	$601,964

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock. The stock options vest over a five-year period and expire ten years after the date of the grant. Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the nine months ended September 30, 2014.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2013	101,336	$15.63
Granted	-	-
Exercised	(15,101)	15.53
Forfeited	(400)	15.65

Outstanding, September 30, 2014	85,835	$15.65	7.50	$570,803

Exercisable, September 30, 2014	23,600	$15.65	7.50	$156,940

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $22.30 per share on September 30, 2014.

5.	LOAN PORTFOLIO COMPOSITION

At September 30, 2014 and December 31, 2013, the composition of the Company’s loan portfolio is shown below.

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$44,314,136	24.4%	$44,286,657	24.5%
Commercial	37,558,015	20.7	38,920,692	21.5
Agricultural	40,401,858	22.2	35,005,662	19.4
Home equity	11,599,732	6.3	11,729,112	6.5
Total real estate loans	133,873,741	73.6	129,942,123	71.9

Commercial loans	25,860,867	14.2	29,946,928	16.6
Agricultural loans	12,066,418	6.6	10,559,593	5.9
Consumer loans	13,036,397	7.2	13,605,897	7.5
Total loans receivable	184,837,423	101.6	184,054,541	101.9

Less:
Net deferred loan fees	8,452	0.0	8,605	0.0
Allowance for loan losses	2,991,464	1.6	3,406,434	1.9
Total loans receivable, net	$181,837,507	100.0%	$180,639,502	100.0%

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

The Company currently offers adjustable-rate mortgage loans for terms ranging up to 30 years. They generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination. Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on the net interest income. In the low interest rate environment that has existed over the past five years, the adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of the loan portfolio. In addition, during this period borrowers had a preference for fixed-rate loans. The Company has used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of one-year, three-years or five-years. The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, interest rate risk position and competitors’ loan products.

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

Commercial Real Estate Loans - The Company originates and purchases commercial real estate loans. Commercial real estate loans are secured primarily by improved properties such as multi-family residential, retail facilities and office buildings, restaurants and other non-residential buildings. The maximum loan-to-value ratio for commercial real estate loans originated is generally 80% of the value of the underlying real estate. Commercial real estate loans are generally written up to terms of five years with adjustable interest rates. The rates are generally tied to the prime rate and generally have a specified floor. Many of the fixed-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. The Company purchases from time to time commercial real estate loan participations primarily from outside the Company’s market area. All participation loans are approved following a review to ensure that the loan satisfies the underwriting standards.

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

Agricultural Real Estate Loans - The Company originates and purchases agricultural real estate loans. The maximum loan-to-value ratio for agricultural real estate loans we originate is generally 80% of the underlying real estate. Our agricultural real estate loans are generally written up to terms of five years with adjustable interest rates. The rates are generally tied to the average yield on U.S. Treasury securities, adjusted to a constant maturity of one-year, three-years, or five-years and generally have a specified floor. Many of our fixed-rate agricultural real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We purchase from time to time agricultural real estate loan participations primarily from other local institutions within our market area. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended September 30, 2014, September 30, 2013, and December 31, 2013.

	September 30, 2014
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
July 1, 2014	$1,000,765	$771,332	$175,703	$175,475	$738,336	$50,240	$184,845	$244,571	$3,341,267
Provision charged to
expense	70,451	(15,227)	20,307	36,969	(29,166)	7,990	33,016	(94,340)	30,000
Losses charged off	(70,319)	-	-	(5,403)	(285,410)	-	(20,278)	-	(381,410)
Recoveries	300	-	-	525	-	-	782	-	1,607
Ending balance,
September 30, 2014	$1,001,197	$756,105	$196,010	$207,566	$423,760	$58,230	$198,365	$150,231	$2,991,464

Beginning Balance,
January 1, 2014	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434
Provision charged to
expense	244,112	103,651	20,982	9,401	(325,050)	5,432	36,915	(5,443)	90,000
Losses charged off	(100,319)	(93,474)	-	(5,403)	(285,410)	-	(25,781)	-	(510,387)
Recoveries	1,260	168	-	1,575	31	-	2,383	-	5,417
Ending balance,
September 30, 2014	$1,001,197	$756,105	$196,010	$207,566	$423,760	$58,230	$198,365	$150,231	$2,991,464

Ending balance:
individually evaluated
for impairment	$193,882	$298,693	$-	$10,000	$165,446	$-	$12,500	$-	$680,521
Ending balance:
collectively evaluated
for impairment	$807,315	$457,412	$196,010	$197,566	$258,314	$58,230	$185,865	$150,231	$2,310,943

Loans:
Ending balance	$44,314,136	$37,558,015	$40,401,858	$11,599,732	$25,860,867	$12,066,418	$13,036,397	$-	$184,837,423
Ending balance:
individually evaluated
for impairment	$732,567	$1,574,826	$1,199,949	$41,340	$252,161	$420,382	$92,433	$-	$4,313,658
Ending balance:
collectively evaluated
for impairment	$43,581,569	$35,983,189	$39,201,909	$11,558,392	$25,608,706	$11,646,036	$12,943,964	$-	$180,523,765

	September 30, 2013
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
July 1, 2013	$828,553	$793,509	$185,386	$216,571	$978,915	$53,383	$161,133	$255,086	$3,472,536
Provision charged to
expense	135,415	(76,925)	(383)	36,705	(30,441)	7,719	21,756	(83,846)	10,000
Losses charged off	(162,447)	-	-	(48,383)	-	-	(14,281)	-	(225,111)
Recoveries	300	-	-	960	-	-	5,811	-	7,071
Ending balance,
September 30, 2013	$801,821	$716,584	$185,003	$205,853	$948,474	$61,102	$174,419	$171,240	$3,264,496

Beginning Balance,
January 1, 2013	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464
Provision charged to
expense	207,468	(223,858)	35,435	(89,270)	6,882	17,172	76,274	9,897	40,000
Losses charged off	(162,447)	-	-	(48,383)	-	-	(66,467)	-	(277,297)
Recoveries	15,771	111,569	-	14,510	7,341	-	13,138	-	162,329
Ending balance,
September 30, 2013	$801,821	$716,584	$185,003	$205,853	$948,474	$61,102	$174,419	$171,240	$3,264,496

Ending balance:
individually evaluated
for impairment	$-	$225,005	$-	$-	$604,231	$-	$-	$-	$829,236
Ending balance:
collectively evaluated
for impairment	$801,821	$491,579	$185,003	$205,853	$344,243	$61,102	$174,419	$171,240	$2,435,260

Loans:
Ending balance	$41,973,440	$34,049,170	$37,303,424	$12,039,266	$25,615,485	$12,220,491	$14,403,573	$-	$177,604,849
Ending balance:
individually evaluated
for impairment	$512,974	$1,261,003	$302,816	$56,700	$675,626	$-	$5,527	$-	$2,814,646
Ending balance:
collectively evaluated
for impairment	$41,460,466	$32,788,167	$37,000,608	$11,982,566	$24,939,859	$12,220,491	$14,398,046	$-	$174,790,203

	December 31, 2013
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2012	$741,029	$828,873	$149,568	$328,996	$934,251	$43,930	$151,474	$161,343	$3,339,464
Provision charged to
expense	261,492	(218,949)	25,460	(78,628)	92,597	8,868	84,829	(5,669)	170,000
Losses charged off	(162,448)	-	-	(63,410)	-	-	(66,467)	-	(292,325)
Recoveries	16,071	135,836	-	15,035	7,341	-	15,012	-	189,295
Ending balance,
December 31, 2013	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434

Ending balance:
individually evaluated
for impairment	$-	$248,857	$-	$-	$622,730	$-	$10,836	$-	$882,423
Ending balance:
collectively evaluated
for impairment	$856,144	$496,903	$175,028	$201,993	$411,459	$52,798	$174,012	$155,674	$2,524,011

Loans:
Ending balance	$44,286,657	$38,920,692	$35,005,662	$11,729,112	$29,946,928	$10,559,593	$13,605,897	$-	$184,054,541
Ending balance:
individually evaluated
for impairment	$563,524	$1,531,078	$-	$71,548	$662,730	$-	$101,089	$-	$2,929,969
Ending balance:
collectively evaluated
for impairment	$43,723,133	$37,389,614	$35,005,662	$11,657,564	$29,284,198	$10,559,593	$13,504,808	$-	$181,124,572

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2014 and December 31, 2013.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Rating:
Pass	$41,409,411	$41,061,498	$35,306,604	$36,489,660	$39,201,909	$35,005,662	$11,164,842	$11,215,416
Special Mention	693,485	775,545	54,471	57,488	1,073,626	-	165,829	155,515
Substandard	2,211,240	2,449,614	2,196,940	2,373,544	126,323	-	269,061	358,181
Total	$44,314,136	$44,286,657	$37,558,015	$38,920,692	$40,401,858	$35,005,662	$11,599,732	$11,729,112

	Commercial		Agricultural		Consumer		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Rating:
Pass	$25,598,703	$29,231,227	$11,646,037	$10,559,593	$12,751,930	$13,302,507	$177,079,436	$176,865,563
Special Mention	-	-	420,381	-	82,156	68,480	2,489,948	1,057,028
Substandard	262,164	715,701	-	-	202,311	234,910	5,268,039	6,131,950
Total	$25,860,867	$29,946,928	$12,066,418	$10,559,593	$13,036,397	$13,605,897	$184,837,423	$184,054,541

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$376,995	$201,287	$626,057	$1,204,339	$43,109,797	$44,314,136	$-
Commercial real estate	889,032	-	42,681	931,713	36,626,302	37,558,015	-
Agricultural real estate	-	-	126,323	126,323	40,275,535	40,401,858	-
Home equity	133,983	43,995	77,632	255,610	11,344,122	11,599,732	-
Commercial	27,284	-	-	27,284	25,833,583	25,860,867	-
Agricultural	-	-	-	-	12,066,418	12,066,418	-
Consumer	74,839	2,992	97,686	175,517	12,860,880	13,036,397	-
Total	$1,502,133	$248,274	$970,379	$2,720,786	$182,116,637	$184,837,423	$-

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$350,539	$95,782	$806,877	$1,253,198	$43,033,459	$44,286,657	$-
Commercial real estate	-	68,216	78,281	146,497	38,774,195	38,920,692	-
Agricultural real estate	-	-	-	-	35,005,662	35,005,662	-
Home equity	156,331	47,585	55,288	259,204	11,469,908	11,729,112	-
Commercial	-	-	-	-	29,946,928	29,946,928	-
Agricultural	-	-	-	-	10,559,593	10,559,593	-
Consumer	108,452	26,212	9,900	144,564	13,461,333	13,605,897	-
Total	$615,322	$237,795	$950,346	$1,803,463	$182,251,078	$184,054,541	$-

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

The following tables present impaired loans at or for the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

	Three Months Ended September 30, 2014
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$134,261	$134,261	$-	$219,482	$3,196	$2,998
Commercial real estate	181,538	181,538	-	208,204	6,331	6,441
Agricultural real estate	1,199,949	1,199,949	-	1,200,791	43,531	29,277
Agricultural	420,382	420,382	-	420,381	10,949	10,949
Home equity	31,340	31,340	-	32,070	946	933
Consumer	12,433	12,433	-	12,603	247	43
Loans with a specific allowance:
One-to-four family residential	598,306	598,306	193,882	602,999	13,050	11,890
Commercial real estate	1,393,288	1,393,288	298,693	1,397,244	20,960	20,190
Commercial	252,161	252,161	165,446	300,656	-	1,357
Home equity	10,000	10,000	10,000	10,000	68	68
Consumer	80,000	80,000	12,500	97,414	979	-
Total:
One-to-four family residential	732,567	732,567	193,882	822,481	16,246	14,888
Commercial real estate	1,574,826	1,574,826	298,693	1,605,448	27,291	26,631
Agricultural real estate	1,199,949	1,199,949	-	1,200,791	43,531	29,277
Commercial	252,161	252,161	165,446	300,656	-	1,357
Agricultural	420,382	420,382	-	420,381	10,949	10,949
Home equity	41,340	41,340	10,000	42,070	1,014	1,001
Consumer	92,433	92,433	12,500	110,017	1,196	43
Total	$4,313,658	$4,313,658	$680,521	$4,501,844	$100,227	$84,146
23

	Nine Months Ended September 30, 2014
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$134,261	$134,261	$-	$221,678	$9,660	$9,662
Commercial real estate	181,538	181,538	-	423,294	15,842	15,965
Agricultural real estate	1,199,949	1,199,949	-	1,203,293	49,765	30,120
Agricultural	420,382	420,382	-	390,585	10,949	-
Home equity	31,340	31,340	-	33,803	2,372	2,416
Consumer	12,433	12,433	-	13,068	757	379
Loans with a specific allowance:
One-to-four family residential	598,306	598,306	193,882	614,243	25,164	24,356
Commercial real estate	1,393,288	1,393,288	298,693	1,416,336	62,994	58,944
Commercial	252,161	252,161	165,446	329,029	11,017	11,817
Home equity	10,000	10,000	10,000	10,000	68	68
Consumer	80,000	80,000	12,500	97,414	2,907	-
Total:
One-to-four family residential	732,567	732,567	193,882	835,921	34,824	34,018
Commercial real estate	1,574,826	1,574,826	298,693	1,839,630	78,836	74,909
Agricultural real estate	1,199,949	1,199,949	-	1,203,293	49,765	30,120
Commercial	252,161	252,161	165,446	329,029	11,017	11,817
Agricultural	420,382	420,382	-	390,585	10,949	-
Home equity	41,340	41,340	10,000	43,803	2,440	2,484
Consumer	92,433	92,433	12,500	110,482	3,664	379
Total	$4,313,658	$4,313,658	$680,521	$4,752,743	$191,495	$153,727

	Year Ended December 31, 2013
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$563,524	$563,524	$-	$652,373	$27,250	$25,347
Commercial real estate	63,293	63,293	-	96,019	5,282	5,327
Home equity	71,548	71,548	-	66,388	3,017	2,980
Consumer	4,528	4,528	-	6,419	453	442
Loans with a specific allowance:
Commercial real estate	1,467,785	1,467,785	248,857	1,488,243	79,719	74,028
Commercial	662,730	662,730	622,730	726,269	34,465	33,921
Consumer	96,561	96,561	10,836	99,401	1,586	1,576
Total:
One-to-four family residential	563,524	563,524	-	652,373	27,250	25,347
Commercial real estate	1,531,078	1,531,078	248,857	1,584,262	85,001	79,355
Commercial	662,730	662,730	622,730	726,269	34,465	33,921
Home equity	71,548	71,548	-	66,388	3,017	2,980
Consumer	101,089	101,089	10,836	105,820	2,039	2,018
Total	$2,929,969	$2,929,969	$882,423	$3,135,112	$151,772	$143,621

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

One-to-four family residential	$546,837	$661,880
Commercial real estate	978,159	1,137,667
Agricultural real estate	-	-
Home equity	14,317	79,087
Commercial loans	224,004	675,483
Agricultural loans	-	-
Consumer loans	46,309	43,559

Total	$1,809,626	$2,597,676

The following table presents the recorded balance, at original cost, of troubled debt restructurings, which were performing according to the terms of the restructuring, as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

One-to-four family residential	$403,297	$591,000
Commercial real estate	89,126	1,074,194
Agricultural real estate	-	-
Home equity	10,862	13,015
Commercial loans	207,720	675,483
Agricultural loans	-	-
Consumer loans	28,187	42,059

Total	$739,192	$2,395,751

The following table presents loans modified as troubled debt restructurings during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	-	$-
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	1	17,428

Total	-	$-	1	$17,428

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	1	$99,652	7	$479,171
Commercial real estate	1	65,973	3	179,749
Agricultural real estate	1	302,816	1	302,816
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	2	12,947

Total	3	$468,441	13	$974,683

2014 Modifications
The Company modified one consumer loan with a recorded investment of $17,428. The modification was made to change the payment schedule to interest-only for three months. The modification did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the nine month period ended September 30, 2014, one home equity loan of $3,455 and one consumer loan of $694 were considered TDR’s defaulted as they were more than 90 days past due at September 30, 2014. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

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

The following table presents the Company’s nonaccrual loans at September 30, 2014 and December 31, 2013. This table excludes performing troubled debt restructurings.

	September 30, 2014	December 31, 2013

One-to-four family residential	$968,622	$1,339,487
Commercial real estate	372,552	208,297
Agricultural real estate	126,323	-
Home equity	135,471	133,823
Commercial loans	26,287	37,939
Agricultural loans	-	-
Consumer loans	146,523	62,617

Total	$1,775,778	$1,782,163

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2014:
U.S. government agencies	$10,560,581	$83,987	$(214,890)	$10,429,678
Mortgage-backed securities (government-
sponsored enterprises - residential)	45,614,635	224,532	(452,139)	45,387,028
Municipal bonds	48,709,120	1,659,288	(487,489)	49,880,919
	$104,884,336	$1,967,807	$(1,154,518)	$105,697,625

December 31, 2013:
U.S. government agencies	$10,710,675	$114,936	$(405,535)	$10,420,076
Mortgage-backed securities (government-
sponsored enterprises - residential)	49,486,337	219,222	(1,359,904)	48,345,655
Municipal bonds	50,889,046	1,053,134	(1,723,314)	50,218,866
	$111,086,058	$1,387,292	$(3,488,753)	$108,984,597

The amortized cost and fair value of available-for-sale securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$95,263	$95,526
One to five years	7,266,434	7,510,507
Five to ten years	26,407,258	26,934,876
After ten years	25,500,746	25,769,688
	59,269,701	60,310,597
Mortgage-backed securities (government-
sponsored enterprises - residential)	45,614,635	45,387,028
	$104,884,336	$105,697,625

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $21,784,000 at September 30, 2014 and $20,420,000 at December 31, 2013.

The book value of securities sold under agreement to repurchase amounted to $9,856,000 at September 30, 2014 and $9,541,000 at December 31, 2013.

Gross gains of $138,000 and $171,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended September 30, 2014 and 2013, respectively. Gross gains of $320,000 and $860,000 and gross losses of $20,000 and $0 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2014 and 2013, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2014 and December 31, 2013 were $53,740,000 and $71,198,000, respectively, which is approximately 51% and 65% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2014 and December 31, 2013.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
September 30, 2014:
Municipal bonds	$(15,024)	$2,669,282	$(472,465)	$16,503,280	$(487,489)	$19,172,562
U.S. government agencies	(26,187)	1,951,506	(188,703)	4,409,740	(214,890)	6,361,246
Mortgage-backed securities
(government sponsored
enterprises - residential)	(41,347)	9,468,676	(410,792)	18,737,935	(452,139)	28,206,611
Total	$(82,558)	$14,089,464	$(1,071,960)	$39,650,955	$(1,154,518)	$53,740,419

December 31, 2013:
Municipal bonds	$(1,462,733)	$22,534,325	$(260,581)	$2,759,523	$(1,723,314)	$25,293,848
U.S. government agencies	(367,005)	5,824,808	(38,530)	470,324	(405,535)	6,295,132
Mortgage-backed securities
(government sponsored
enterprises - residential)	(1,065,542)	33,521,545	(294,362)	6,087,526	(1,359,904)	39,609,071
Total	$(2,895,280)	$61,880,678	$(593,473)	$9,317,373	$(3,488,753)	$71,198,051

The unrealized losses on the Company’s investments in municipal bonds, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2014	December 31, 2013
Net unrealized gain(loss) on securities available-for-sale	$813,289	$(2,101,461)
Tax effect	(276,518)	714,497
Net-of-tax amount	$536,771	$(1,386,964)

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine months ended September 30, 2014 and 2013, were as follows:

	Amounts Reclassified
	from AOCI
	Three Months Ended		Affected Line Item in the
	September 30, 2014	September 30, 2013	Statements of Income
Unrealized gains on securities available-			Net realized gains on sales of
for-sale securities	$138,253	$170,771	available-for-sale securities
	138,253	170,771
Tax effect	(47,006)	(58,062)	Income taxes
Total reclassification out of AOCI	$91,247	$112,709	Net reclassified amount

	Amounts Reclassified
	from AOCI
	Nine months ended		Affected Line Item in the
	September 30, 2014	September 30, 2013	Statements of Income
Unrealized gains on securities available-			Net realized gains on sales of
for-sale securities	$299,835	$859,670	available-for-sale securities
	299,835	859,670
Tax effect	(101,944)	(292,288)	Income taxes
Total reclassification out of AOCI	$197,891	$567,382	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

		September 30, 2014
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government agencies	$10,429,678	$-	$10,429,678	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	45,387,028	-	45,387,028	-
Municipal bonds	49,880,919	-	49,880,919	-

		December 31, 2013
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government agencies	$10,420,076	$-	$10,420,076	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	48,345,655	-	48,345,655	-
Municipal bonds	50,218,866	-	50,218,866	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2014.

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

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

September 30, 2014
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$1,242,839	$-	$-	$1,242,839
Foreclosed assets	7,000	-	-	7,000

December 31, 2013
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$1,219,185	$-	$-	$1,219,185
Mortgage servicing rights	673,576	-	-	673,576

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

	Fair Value at 9/30/14	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Foreclosed Assets	$7,000	Market comparable properties	Comparability adjustments (%)	30%

Collateral-dependent impaired loans	1,242,839	Market comparable properties	Marketability discount	20% – 30% (25%)

	Fair Value at 12/31/13	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$673,576	Discounted cash flow	Discount rate PSA standard prepayment model rate	8 – 12.5% (10.24%) 144 – 342 (164)
Collateral-dependent impaired loans	1,219,185	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

		September 30, 2014 Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$4,152,268	$4,152,268	$-	$-
Other investments	75,248	-	75,248	-
Loans held for sale	377,350	-	377,350	-
Loans, net of allowance for loan losses	181,837,507	-	-	181,768,728
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,707,775	-	2,707,775	-
Financial Liabilities
Deposits	240,788,366	-	140,765,382	102,505,524
Other borrowings	21,483,796	-	21,483,796	-
Advances from borrowers for taxes and insurance	491,544	-	491,544	-
Interest payable	172,856	-	172,856	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2013 Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$6,098,870	$6,098,870	$-	$-
Other investments	81,918	-	81,918	-
Loans held for sale	262,461	-	262,461	-
Loans, net of allowance for loan losses	180,639,502	-	-	178,866,833
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,817,415	-	1,817,415	-
Financial Liabilities
Deposits	251,738,391	-	143,586,822	111,116,837
Short-term borrowings	19,610,297	-	19,610,297	-
Advances from borrowers for taxes and insurance	857,814	-	857,814	-
Interest payable	210,226	-	10,226	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the nine month period ending September 30, 2014 and the year ended December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Balance, beginning of year	$673,576	$664,436
Servicing rights capitalized	43,883	101,538
Amortization of servicing rights	(82,440)	(148,285)
Change in valuation allowance	11,207	55,887
Balance, end of period	$646,226	$673,576

Activity in the valuation allowance for mortgage servicing rights for the nine month period ending September 30, 2014 and the year ended December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Balance, beginning of year	$73,392	$129,279
Additions	-	-
Reductions	(11,207)	(55,887)
Balance, end of period	$62,185	$73,392

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2014 and 2013 is shown below.

	September 30, 2014	September 30, 2013
Computed at the statutory rate (34%)	$1,044,204	$1,203,347
Increase (decrease) resulting from
Tax exempt interest	(382,400)	(381,054)
State income taxes, net	137,370	208,141
Increase in cash surrender value	(47,904)	(49,753)
Other, net	(864)	384

Actual tax expense	$750,406	$981,065

12.	COMMITMENTS AND CONTINGENCIES

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

Financial Condition

September 30, 2014 Compared to December 31, 2013

Total assets at September 30, 2014 were $314.2 million, a decrease of $4.2 million, or 1.3%, from $318.4 million at December 31, 2013.  The decrease in total assets was primarily due to a $3.3 million decrease in investment and mortgage-backed securities and a $1.9 million decrease in cash and cash equivalents.  The decrease was partially offset by an increase of $1.2 million in net loans.

Cash and cash equivalents decreased by $1.9 million, or 45.2%, from $6.1 million at December 31, 2013 to $4.2 million at September 30, 2014.  Investment and mortgage-backed securities were $105.7 million at September 30, 2014, a decrease of $3.3 million, or 3.0%, from $109.0 million at December 31, 2013.  The decrease was primarily due to a decrease of $3.0 million in mortgage-backed securities.  The decreases in cash and cash equivalents and investment and mortgage-backed securities reflected a decrease in deposits.  As cash was received from sales and paydowns on investment securities, a portion of the funds were used to fund deposit withdrawals.

Net loans receivable (excluding loans held for sale) increased $1.2 million, or 0.7%, to $181.8 million at September 30, 2014 from $180.6 million at December 31, 2013.  The increase in loans is primarily due to increases of $5.4 million in agricultural real estate loans and $1.5 million in agricultural business loans, reflecting increased land sale activity and the seasonality of agricultural financing.  The increase in net loans was partially offset by decreases of $4.1 million in commercial business loans reflecting payments on lines of credit and $1.4 million in commercial real estate loans.  The loan portfolio continues to be affected by low loan demand.

At September 30, 2014 and December 31, 2013, goodwill totaled $2.7 million.  At these dates, our goodwill was not impaired.

Total deposits decreased $11.0 million, or 4.4%, to $240.8 million at September 30, 2014 from $251.7 million at December 31, 2013.  The decrease primarily reflects an $8.1 million decrease in time deposits.  Other borrowings, which consisted of $12.0 million in overnight FHLB advances and $9.5 million in overnight repurchase agreements, increased a total of $1.9 million, or 9.6%, at September 30, 2014.  The FHLB advances have been used as a low-cost, short-term source of funding.  The repurchase agreements are a cash management service provided to our commercial deposit customers.

Total stockholders’ equity increased $3.5 million, or 8.6%, to $44.7 million at September 30, 2014, compared to $41.2 million at December 31, 2013.  The increase in stockholders’ equity was the result of $2.3 million in net income and a $1.9 million increase in accumulated other comprehensive income (loss), partially offset by the payment of $429,000 in dividends and $611,000 in stock repurchases.  Accumulated other comprehensive income (loss) increased primarily due to an increase in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio due to a decrease in market interest rates.  Accumulated other comprehensive income (loss) does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General:  Net income for the three months ended September 30, 2014 was $856,000, or $0.48 per common share, basic, and $0.47 per common share, diluted, compared to net income of $786,000, or $0.43 per common share, basic, and $0.42 per common share, diluted, for the three months ended September 30, 2013.  The $70,000 increase in net income was due to an increase of $14,000 in non-interest income and decreases of $94,000 in non-interest expense and $11,000 in income taxes, partially offset by a decrease of $29,000 in net interest income and an increase of $20,000 in provision for loan losses.

Interest Income:  Total interest income for the three months ended September 30, 2014 decreased $115,000, or 3.8%, to $2.9 million from $3.1 million during the same period of 2013.  The decrease in interest income reflected decreases of $54,000 in interest income on loans, $27,000 in interest income on investment securities, $24,000 in interest income on mortgage-backed securities, and $10,000 in other interest-earning assets.

Interest income on loans decreased $54,000 to $2.3 million during the third quarter of 2014 primarily due to a decrease in the average yield of loans.  The average yield decreased 23 basis points to 5.14% during the third quarter of 2014, compared to 5.37% during the third quarter of 2013.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  Partially offsetting the decrease in interest income on loans was an increase in the average balance of the loan portfolio of $3.3 million to $179.6 million during the third quarter of 2014 from $176.2 million during the third quarter of 2013.  The increase in the average balance of the loan portfolio reflected increases in the average balance of residential real estate loans and commercial business loans due to new loan originations.

Interest income on investment securities decreased $27,000 to $438,000 during the third quarter of 2014 compared to $465,000 during the third quarter of 2013. The decrease resulted primarily from a decrease in the average balance of investment securities of $4.7 million to $58.7 during the third quarter of 2014, compared to $63.4 million during the third quarter of 2013.  This decrease was partially offset by an increase in the average yield of investment securities of five basis points to 2.98% during the third quarter of 2014 from 2.93% during the third quarter of 2013.  The decrease in the average balance of investment securities reflects the use of investment proceeds to fund the decrease in deposits during this same time period.  The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $24,000 to $198,000 during the third quarter of 2014, compared to $222,000 during the third quarter of 2013.  The decrease primarily reflected a $4.4 million decrease in the average balance of mortgage-backed securities to $46.9 million during the third quarter of 2014, compared to $51.3 million during the third quarter of 2013.  The decrease in the average balance of mortgage-backed securities reflects the use of sales and payment proceeds to fund the decrease in deposits during this same time period.  Interest income was also affected by a decrease in the average yield of mortgage-backed securities to 1.69% during the third quarter of 2014, compared to 1.73% during the third quarter of 2013.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, decreased $10,000 to less than $1,000 during the third quarter of 2014, compared to the third quarter of 2013.  The average yield on other interest-earning assets decreased to 0.07% during the third quarter of 2014 from 0.86% during the third quarter of 2013.  The average balance of these accounts decreased $2.3 million to $2.4 million during the three months ended September 30, 2014 compared to $4.7 million for the three months ended September 30, 2013.  The decreases in the average balance and average yield reflected a decrease in the average balance of higher-yielding time deposit accounts.

Interest Expense:  Total interest expense decreased $86,000, or 19.6%, to $354,000 for the three months ended September 30, 2014 compared to $440,000 for the three months ended September 30, 2013.  The lower interest expense reflects an $85,000 decrease in the interest expense on deposits.

Interest expense on deposits decreased $85,000 to $351,000 during the third quarter of 2014 compared to $436,000 during the third quarter of 2013.  The decrease in interest expense on deposits was primarily due to a 13 basis point decrease in the average rate paid on deposits to 0.63% during the third quarter of 2014 from 0.76% during the third quarter of 2013.  The decrease reflected lower average deposit balances in 2014 as compared to 2013, as well as a change in the composition of our deposits to lower cost deposits.  The average balance of deposits decreased $8.6 million to $221.0 million for the third quarter of 2014.  The decrease reflected a $13.5 million decrease in the average balance of time deposit accounts, partially offset by a $4.9 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, decreased $1,000 to $3,000 during the third quarter of 2014.  The average balance of borrowed funds decreased $4.7 million to $11.0 million for the third quarter of 2014 compared to the third quarter of 2013, reflecting a decrease in the use of overnight FHLB advances during 2014. The average rate paid on borrowed funds remained at 0.10% during the third quarters of 2014 and 2013.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income decreased by $29,000, or 1.1%, to $2.6 million for the three months ended September 30, 2014 compared to the same time period in 2013.  Our net interest margin increased 6 basis points to 3.61% during the third quarter of 2014 from 3.55% during the third quarter of 2013.  Our interest rate spread increased by 7 basis points to 3.49% during the third quarter of 2014 from 3.42% during the third quarter of 2013.  Our ratio of interest earning assets to interest bearing liabilities was 1.24x and 1.21x at September 30, 2014 and September 30, 2013, respectively.

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

The provision for loan losses equaled $30,000 during the third quarter of 2014, compared to $10,000 during the third quarter of 2013.  The increase in the provision for loan losses was primarily attributed to an increase in net charge-offs to $380,000 during the third quarter of 2014, compared to net charge-offs of $218,000 during the third quarter of 2013.

The allowance for loan losses decreased $273,000 to $3.0 million at September 30, 2014 from $3.3 million at September 30, 2013.  Loans delinquent 30 days or more increased to $2.7 million, or 1.47% of total loans, as of September 30, 2014, from $1.8 million, or 0.99% of total loans, as of December 31, 2013.  Loans delinquent 30 days or more totaled $1.8 million, or 0.99% of total loans at September 30, 2013.  The $917,000 increase in delinquent loans during 2014 primarily reflected the delinquency of loans to a commercial real estate borrower totaling $889,000, which are in the process of collection.

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

	September 30, 2014	December 31, 2013

Non-accruing loans:
One-to-four family residential	$968,622	$1,339,487
Commercial real estate	372,552	208,297
Agricultural real estate	126,323	-
Commercial business	26,287	133,823
Home equity	135,471	37,939
Consumer	146,523	62,617
Total	$1,775,778	$1,782,163

Accruing loans delinquent more than 90 days:
Consumer	-	-
Total	$-	$-

Foreclosed assets:
One-to-four family residential	$261,507	$132,725
Commercial real estate	$144,193	$149,193
Consumer	-	1,689
Total	$405,700	$283,607

Total nonperforming assets	$2,181,478	$2,065,770

Total as a percentage of total assets	0.69%	0.65%

Nonperforming assets increased $116,000 to $2.2 million, or 0.69% of total assets, as of September 30, 2014, compared to $2.1 million, or 0.65% of total assets, as of December 31, 2013.  The increase in nonperforming assets was due to an increase of $122,000 in foreclosed assets primarily attributed to one-to-four family residential loans, partially offset by a $6,000 decrease in non-accruing loans.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2014 and December 31, 2013.  All non-accruing loans are automatically placed on the watch list.  The $1.4 million increase in Special Mention credits reflects the addition of a $1.5 million credit secured by agricultural real estate.  The $864,000 decrease in Substandard credits reflected charge-offs of $489,000 and significant payments of $419,000.

	September 30, 2014	December 31, 2013

Special Mention credits	$2,489,948	$1,057,028
Substandard credits	5,268,039	6,131,950
Total watch list credits	$7,757,987	$7,188,978

Non-Interest Income:  Non-interest income increased $14,000, or 1.4%, to $1.0 million during the three months ended September 30, 2014 compared to the same period of 2013.  The increase in non-interest income resulted primarily due to an increase of $58,000 in commission income, partially offset by a decrease of $33,000 in gains on the sale of available-for-sale securities.  The increase in commission income reflected improved market conditions.  The decrease in gains on the sale of securities reflected changing market conditions as sales increased to $9.6 million during the third quarter of 2014 compared to $7.2 million during the same period of 2013.  The securities sold during the third quarter of 2014 were lower yielding bonds which generated smaller gains as compared to those sold during the third quarter of 2013.

Non-Interest Expense:  Total non-interest expense decreased $94,000, or 3.7%, to $2.5 million for the three months ended September 30, 2014.  The decrease was primarily due to decreases of $130,000 in other non-interest expense and $59,000 in data processing and telecommunications expense, partially offset by increases of $49,000 in ATM and bank card expense and $47,000 in professional fees.  The increase in other non-interest expense reflected a one-time charge of $74,000 related to the sale of our former main office building during the third quarter of 2013.  The decrease in non-recurring consulting expenses related to software upgrades and training during 2013 contributed to the decrease in data processing and telecommunications expense during 2014.  The increase in ATM and bank card expense reflects processing fees related to higher transaction volumes.  The increase in professional fees reflects non-recurring legal and consulting expenses.

Income Taxes:  The provision for income taxes decreased $11,000 to $261,000 during the third quarter of 2014 compared to the same period of 2013.  The effective tax rate was 23.3% and 25.7% during the three months ended September 30, 2014 and 2013, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General:  Net income for the nine months ended September 30, 2014 was $2.3 million, or $1.29 per common share, basic and diluted, compared to net income of $2.6 million, or $1.37 per common share, basic and diluted, for the nine months ended September 30, 2013.  The $237,000 decrease in net income reflected a decrease of $555,000 in non-interest income and increases of $148,000 in non-interest expense and $50,000 in provision for loan losses, partially offset by an increase of $285,000 in net interest income and a decrease of $231,000 in income taxes.

Interest Income:  Total interest income for the nine months ended September 30, 2014 increased $33,000, or 0.4%, to $9.0 million from $8.9 million for the same period of 2013.  The increase in interest income reflected an increase of $209,000 in interest income on mortgage-backed securities, partially offset by decreases of $134,000 in interest income on loans, $9,000 in interest income on investment securities, and $33,000 in interest income on other interest-earning assets.

Interest income on loans decreased $134,000 to $6.9 million during the nine months ended September 30, 2014, compared to the same period of 2013.  The decrease in interest income on loans was primarily due to a decrease in the average yield of loans.  The average yield on loans decreased 28 basis points to 5.11% during the first nine months of 2014 from 5.39% during the first nine months of 2013.  The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.  The decrease in the average yield of loans was partially offset by an increase in the average balance of the loan portfolio of $6.2 million to $179.6 million for the first nine months of 2014 from $173.4 million for the first nine months of 2013.  The increase in the average balance of the loan portfolio reflected increases in the average balance of residential real estate loans due to the retention of additional loans held in portfolio and commercial business loans.

Interest income on investment securities decreased $9,000 to $1.3 million during the nine months ended September 30, 2014 from the same period of 2013.  The decrease in interest income reflects a $225,000 decrease in the average balance of the investment portfolio to $59.6 million during the nine month period ended September 30, 2014.  The average yield of investment securities decreased to 2.98% during the first nine months of 2014 from 2.99% for the first nine months of 2013.  The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities increased $209,000 to $763,000 during the nine months ended September 30, 2014, compared to $554,000 during the same period of 2013.  The increase reflected a 64 basis point increase in the average yield of mortgage-backed securities to 2.10% for the first nine months of 2014, compared to 1.46% for the first nine months of 2013.  The average yield benefitted from lower premium amortization resulting from slower national prepayment speeds on mortgage-backed securities.  The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $266,000 to $382,000 during the first nine months of 2014, compared to $648,000 during the first nine months of 2013.  The increase in interest income on mortgage-backed securities was partially offset by a decrease of $2.3 million in the average balance of mortgage-backed securities to $48.4 million during the first nine months of 2014.  The decrease in the average balance of mortgage-backed securities reflects the use of sales and payment proceeds to fund the decrease in deposits during this same time period.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, decreased $33,000 to $1,000 during the first nine months of 2014, compared to the first nine months of 2013.  The average balance of these accounts decreased $6.4 million to $2.5 million for the nine months ended September 30, 2014 compared to $8.9 million for the nine months ended September 30, 2013.  The decrease in the average balance reflected a decrease in the average balance of federal funds sold and time deposit accounts.  The average yield on other interest-earning assets decreased to 0.06% during the first nine months of 2014 from 0.51% during the first nine months of 2013, reflecting the decrease in higher-yielding time deposit accounts which matured during the fourth quarter of 2013.

Interest Expense:  Total interest expense decreased $252,000, or 18.4%, to $1.1 million for the nine months ended September 30, 2014 compared to $1.4 million for the nine months ended September 30, 2013.  The lower interest expense was primarily due to a $251,000 decrease in the cost of deposits.

Interest expense on deposits decreased $251,000 to $1.1 million during the nine months ended September 30, 2014 compared to $1.4 million during the nine months ended September 30, 2013.  The decrease in interest expense on deposits was primarily due to a 12 basis point decrease in the average rate paid on deposits to 0.66% during the first nine months of 2014 from 0.78% during the first nine months of 2013.  The decrease in interest expense also reflected a decrease in the average balance of deposits, as well as a change in the composition of our deposits.  The average balance of deposits decreased $8.6 million to $224.0 million for the first nine months of 2014 compared to $232.6 million for the first nine months of 2013.  The decrease reflected a $13.2 million decrease in the average balance of time deposit accounts, partially offset by a $4.6 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, decreased $1,000 to $8,000 during the first nine months of 2014 compared to the same period of 2013.  The average rate paid on borrowed funds decreased to 0.12% during the first nine months of 2014 compared to 0.14% during the first nine months of 2013.  The average balance of borrowed funds increased $894,000 to $9.5 million during the first nine months of 2014, reflecting the use of overnight advances from the FHLB during 2014.

Net Interest Income.  As a result of the changes in interest income and interest expense noted above, net interest income increased by $284,000, or 3.8%, to $7.9 million for the nine months ended September 30, 2014 from $7.6 million for the nine months ended September 30, 2013.  Our net interest margin increased 16 basis points to 3.61% for the first nine months of 2014 from 3.45% for the first nine months of 2013.  Our interest rate spread increased by 18 basis points to 3.49% during the first nine months of 2014 from 3.31% during the first nine months of 2013.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to maintain the allowance for loan losses, after net charge-offs have been deducted, at a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.  The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30, 2014	September 30, 2013

Balance at beginning of period	$3,406,434	$3,339,464
Charge-offs:
One-to-four family residential	100,319	162,447
Commercial real estate	93,474	-
Commercial business	285,410	-
Home equity	5,403	48,383
Consumer	25,781	66,467
Total	510,387	277,297
Recoveries:
One-to-four family residential	1,260	15,771
Commercial real estate	168	111,569
Commercial business	31	7,341
Home equity	1,575	14,510
Consumer	2,383	13,138
Total	5,417	162,329
Net loan charge-offs	504,970	114,968
Additions charged to operations	90,000	40,000
Balance at end of period	$2,991,464	$3,264,496

The allowance for loan losses decreased $273,000 to $3.0 million at September 30, 2014, from $3.3 million at September 30, 2013.  The provision increased $50,000 to $90,000 during the first nine months of 2014, compared to $40,000 during the first nine months of 2013, reflecting the increase in net charge-offs during 2014.  Net charge-offs equaled $505,000 during the first nine months of 2014, compared to net charge-offs of $115,000 during the same period of 2013.

Non-Interest Income:  Non-interest income decreased $555,000, or 15.8%, to $3.0 million for the nine months ended September 30, 2014.  The decrease in non-interest income was primarily due to a decrease of $560,000 in gains on the sale of available-for-sale securities.  The decrease in gains on the sale of securities reflected changing market conditions and a lower volume of securities sales totaling $22.9 million during the first nine months of 2014 compared to $25.3 million during the same period of 2013.  Securities sales during 2013 and 2014 were primarily made to reduce the volatility to interest rate changes in municipal bonds and to eliminate faster paying mortgage-backed securities.  Non-interest income also benefitted from increases of $115,000 in commission income and $62,000 in ATM and bank card interchange income, partially offset by decreases of $87,000 in service charges on deposit accounts and $87,000 in net income from mortgage banking operations.  The increase in commission income reflected improved market conditions and increased account activity during 2014.  The increase in ATM and bank card interchange income reflects a higher transaction volume.  The decrease in service charges on deposits reflects a decrease in fees related to nonsufficient funds.  Net income on mortgage banking operations income decreased due to a lower volume of loan sales in 2014, as we sold $10.1 million of loans to the secondary market during the first nine months of 2014, compared to $20.6 million during the same period of 2013.  The lower volume of sales reflected a reduced volume of mortgage originations, which are affected by changes in market interest rates.

Non-Interest Expense:  Total non-interest expense increased $148,000, or 2.0%, to $7.7 million for the nine months ended September 30, 2014 compared to the same period of 2013.  The increase in non-interest expense consisted primarily of increases of $259,000 in professional fees, reflecting non-recurring legal and consulting expenses.  The increase in fees was partially offset by decreases of $68,000 in data processing and telecommunications expense and the one-time charge of $74,000 related to the sale of our former main office building in 2013.  A decrease in non-recurring consulting expenses related to software upgrades and training during 2013 contributed to the decrease in data processing and telecommunications expense during 2014.

Income Taxes:  The provision for income taxes decreased $231,000 to $750,000 during the first nine months of 2014 compared to the same period of 2013.  The decrease in the income tax provision reflected a decrease in taxable income, as well as an increase in tax-exempt income.  The effective tax rate was 24.4% and 27.7% during the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At September 30, 2014 and December 31, 2013, cash and cash equivalents totaled $4.2 million and $6.1 million, respectively.  The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments).  During the past nine months, the most significant sources of funds have been sales of investment securities, principal repayments on loans and mortgage-backed securities, and other borrowings.  These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities, loan originations, and stock repurchases.

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

Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB.  The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed.  This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company.  At September 30, 2014, the Company had $12.0 million in outstanding overnight FHLB advances and approximately $14.1 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors.  The Company’s liquidity ratios at September 30, 2014 and December 31, 2013 were 38.4% and 39.0%, respectively.  This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

Commitments to fund loans	$37,676,314	$41,694,350
Standby letters of credit	471,340	360,000

Quantitative measures established by applicable regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  Management believes that at September 30, 2014, the Company met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%.  The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate.  If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors.  At September 30, 2014, the Bank’s core capital ratio was 12.69% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank must have:  (i) Tier 1 Capital to Average Assets of 4.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 4.0%, and (iii) Total Capital to Risk-Weighted Assets of 8.0%.  At September 30, 2014 and December 31, 2013, minimum requirements and the Bank’s actual ratios are as follows:

	September 30, 2014	December 31, 2013	Minimum
	Actual	Actual	Required
Tier 1 Capital to Average Assets	12.69%	11.51%	4.00%
Tier 1 Capital to Risk-Weighted Assets	18.24%	16.89%	4.00%
Total Capital to Risk-Weighted Assets	19.49%	18.15%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2014			2013
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$179,576	$2,310	5.14%	$176,231	$2,364	5.37%
Investment securities	58,749	438	2.98%	63,445	465	2.93%
Mortgage-backed securities	46,864	198	1.69%	51,302	222	1.73%
Other	2,437	-	0.07%	4,767	10	0.86%
Total interest-earning assets	287,626	2,946	4.10%	295,745	3,061	4.14%

Non-interest earnings assets	21,007			21,382
Total assets	$308,633			$317,127

Interest-bearing liabilities:
Deposits	$220,985	$350	0.63%	$229,575	$436	0.76%
Other borrowings	11,011	3	0.10%	15,677	4	0.10%
Total interest-bearing liabilities	231,996	353	0.61%	245,252	440	0.72%

Non-interest bearing liabilities	32,241			30,829
Stockholders’ equity	44,396			41,046

Total liabilities/stockholders’ equity	$308,633			$317,127

Net interest income		$2,593			$2,621

Interest rate spread (average yield earned minus average rate paid)			3.49%			3.42%

Net interest margin (net interest income divided by average interest-earning assets)			3.61%			3.55%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2014 Compared to 2013
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(98)	$44	$(54)
Investment securities	8	(35)	(27)
Mortgage-backed securities	(5)	(19)	(24)
Other	(7)	(3)	(10)
Total net change in income on interest-earning assets	(102)	(13)	(115)

Interest-bearing liabilities:
Deposits	(69)	(16)	(85)
Other borrowings	-	(1)	(1)
Total net change in expense on interest-bearing liabilities	(69)	(17)	(86)

Net change in net interest income	$(33)	$4	$(29)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2014			2013
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$179,561	$6,875	5.11%	$173,382	$7,009	5.39%
Investment securities	59,642	1,331	2.98%	59,867	1,341	2.99%
Mortgage-backed securities	48,397	763	2.10%	50,744	554	1.46%
Other	2,521	1	0.06%	8,963	34	0.51%
Total interest-earning assets	290,121	8,970	4.12%	292,956	8,938	4.07%

Non-interest earnings assets	20,823			21,552
Total assets	$310,944			$314,508

Interest-bearing liabilities:
Deposits	$224,028	$1,106	0.66%	$232,632	$1,357	0.78%
Other borrowings	9,470	8	0.12%	8,576	9	0.14%
Total interest-bearing liabilities	233,498	1,114	0.64%	241,208	1,366	0.76%

Non-interest bearing liabilities	34,197			30,188
Stockholders’ equity	43,249			43,112

Total liabilities/stockholders’ equity	$310,944			$314,508

Net interest income		$7,856			$7,572

Interest rate spread (average yield earned minus average rate paid)			3.49%			3.31%

Net interest margin (net interest income divided by average interest-earning assets)			3.61%			3.45%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative nine month periods.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2014 Compared to 2013
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(378)	$244	$(134)
Investment securities	(4)	(5)	(9)
Mortgage-backed securities	235	(27)	208
Other	(18)	(15)	(33)
Total net change in income on interest-earning assets	(165)	197	32

Interest-bearing liabilities:
Deposits	(202)	(49)	(251)
Other borrowings	(2)	1	(1)
Total net change in expense on interest-bearing liabilities	(204)	(48)	(252)

Net change in net interest income	$39	$245	$284

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

The following table shows projected results at September 30, 2014 and December 31, 2013 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO.  The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income (Dollars in thousands)
	September 30, 2014		December 31, 2013		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(367)	-3.17%	(148)	-1.27%	> (20.00)%
+ 200 basis points	(251)	-2.16%	(95)	-0.82%	> (20.00)%
+ 100 basis points	(113)	-0.97%	(32)	-0.28%	> (12.50)%
- 100 basis points	(124)	-1.07%	(207)	-1.78%	> (12.50)%

The table above indicates that as of September 30, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 2.16% decrease in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a 1.07% decrease in net interest income.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

At September 30, 2014, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.          Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan
July 1 – July 31	-	-	-	68,518
August 1 – August 31	7,500	$22.00	31,000	61,018
September 1 – September 30	-	-	-	61,018

On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares.  The program provided for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The Company has completed the repurchase of 31,000 shares permitted under the program.

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 11/05/2014	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS