Form 10-K/A
period 2014-12-31
Jacksonville Bancorp, Inc.
filed 2015-03-18
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Parts II and IV).

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Jacksonville Bancorp, Inc. (the “Company”) is being filed to add the signature of the Company’s independent registered public accounting firm to the audit report, which was inadvertently omitted from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.  In addition, the Company’s independent registered public accounting firm has issued a new consent for the Company’s Registration Statements on Form S-8.

ITEM 8.   Financial Statement and Supplementary Data

The audited consolidated financial statements are incorporated herein by reference from the 2014 Annual Report to Stockholders which is filed as Exhibit 13 to this Annual Report on Form 10-K/A.

47

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K/A and incorporated by reference from Exhibit 13 are:

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

(a)(3)       Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Change in Control Agreement between Jacksonville Savings Bank and Diana S. Tone(7)
10.5	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(8)
10.6	Jacksonville Savings Bank Supplemental Life Insurance Plan(9)
10.7	Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(10)
10.8	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(11)
10.9	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(12)
10.10	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(14)
10.12	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Jacksonville Bancorp 2012 Stock Option Plan(16)
13	2014 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries *
23	Consent of BKD LLP to incorporate financial statements into Registration Statements on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Label Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.
(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).

(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(8)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(9)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012 (File No. 001-34821).
(11)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(12)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2013 (File No. 333-186754).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

50

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 18, 2015	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

EXHIBIT INDEX

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Change in Control Agreement between Jacksonville Savings Bank and Diana S. Tone(7)
10.5	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(8)
10.6	Jacksonville Savings Bank Supplemental Life Insurance Plan(9)
10.7	Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(10)
10.8	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(11)
10.9	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(12)
10.10	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(14)
10.12	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Jacksonville Bancorp 2012 Stock Option Plan(16)
13	2014 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries *
23	Consent of BKD LLP to incorporate financial statements into Registration Statements on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Label Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.
(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(8)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(9)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012 (File No. 001-34821).
(11)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(12)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).

(13)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2013 (File No. 333-186754).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

