Form 10-Q
period 2015-03-31
Jacksonville Bancorp, Inc.
filed 2015-05-11
CIK 1484949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period of _________ to _________

Commission File Number 001-34821

Jacksonville Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	36-4670835
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1211 West Morton Avenue
Jacksonville, Illinois	62650
(Address of principal executive office)	(Zip Code)

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
☐ Yes                                ☒ No

As of May 1, 2015, there were 1,805,844 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

March 31, 2015 TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statement of Stockholders’ Equity	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	51

PART II	OTHER INFORMATION	52

Item 1.	Legal Proceedings	52
Item 1.A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53

	Signatures	54

EXHIBITS

	Section 302 Certifications
	Section 906 Certification
	XBRL Instance Document
	XBRL Taxonomy Extension Schema Document
	XBRL Taxonomy Calculation Linkbase Document
	XBRL Taxonomy Extension Definition Linkbase Document
	XBRL Taxonomy Label Linkbase Document
	XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
ASSETS	2015	2014
	(Unaudited)
Cash and cash equivalents	$9,629,582	$9,611,638
Interest-earning time deposits in banks	1,233,000	-
Investment securities - available for sale	54,427,745	55,264,976
Mortgage-backed securities - available for sale	35,142,805	41,419,921
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	72,466	73,766
Loans held for sale - net	881,178	235,600
Loans receivable - net of allowance for loan losses of $2,970,996 and $2,956,264 as of March 31, 2015 and December 31, 2014	184,776,897	184,718,612
Premises and equipment - net	4,874,168	4,945,983
Cash surrender value of life insurance	6,958,198	6,912,917
Accrued interest receivable	1,802,271	1,713,243
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $54,441 and $56,969 as of March 31, 2015 and December 31, 2014	624,838	632,634
Real estate owned	113,880	176,671
Deferred income taxes	1,233,364	1,486,206
Other assets	842,245	892,118

Total Assets	$306,453,004	$311,924,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$243,957,148	$245,941,562
Other borrowings	8,828,123	13,821,730
Advance payments by borrowers for taxes and insurance	1,356,630	962,762
Accrued interest payable	153,240	166,052
Deferred compensation payable	4,309,785	4,252,720
Income taxes payable	242,422	200,781
Other liabilities	1,417,373	1,562,947
Total liabilities	260,264,721	266,908,554

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,800,123 shares as of March 31, 2015 and 1,799,483 as of December 31, 2014	18,001	17,995
Additional paid-in-capital	13,930,306	13,900,743
Retained earnings	31,280,335	30,635,787
Less: Unallocated ESOP shares	(244,180)	(249,910)
Accumulated other comprehensive income	1,203,821	711,483
Total stockholders’ equity	46,188,283	45,016,098

Total Liabilities and Stockholders’ Equity	$306,453,004	$311,924,652

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
INTEREST INCOME:
Loans	$2,343,354	$2,277,458
Investment securities	380,823	449,576
Mortgage-backed securities	172,367	318,635
Other	4,948	101
Total interest income	2,901,492	3,045,770

INTEREST EXPENSE:
Deposits	308,927	386,471
Other borrowings	5,123	3,187
Total interest expense	314,050	389,658

NET INTEREST INCOME	2,587,442	2,656,112

PROVISION FOR LOAN LOSSES	30,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,557,442	2,626,112

NON-INTEREST INCOME:
Fiduciary activities	78,626	84,075
Commission income	308,113	354,337
Service charges on deposit accounts	156,436	159,656
Mortgage banking operations, net	42,940	12,412
Net realized gains on sales of available-for-sale securities	133,216	99,855
Loan servicing fees	87,480	91,933
ATM and bank card interchange income	124,267	120,150
Other	104,380	75,114
Total non-interest income	1,035,458	997,532

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,638,242	1,585,857
Occupancy and equipment	255,393	258,536
Data processing and telecommunications	147,647	138,584
Professional	45,736	56,071
Postage and office supplies	55,110	62,868
Deposit insurance premium	38,547	38,903
ATM and bank card expense	56,586	75,886
Other	278,528	253,641
Total non-interest expense	2,515,789	2,470,346

INCOME BEFORE INCOME TAXES	1,077,111	1,153,298
INCOME TAXES	290,854	313,509

NET INCOME	$786,257	$839,789

NET INCOME PER COMMON SHARE - BASIC	$0.44	$0.47
NET INCOME PER COMMON SHARE - DILUTED	$0.44	$0.47

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)

Net Income	$786,257	$839,789

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $298,922 and $463,984 for 2015 and 2014, respectively.	580,261	900,674
Less: reclassification adjustment for realized gains included in net income, net of taxes of $45,293 and $33,951, for 2015 and 2014, respectively.	87,923	65,904
	492,338	834,770

Comprehensive Income	$1,278,595	$1,674,559

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income	Equity

BALANCE, DECEMBER 31, 2014	$17,995	$13,900,743	$30,635,787	$(249,910)	$711,483	$45,016,098

Net Income	-	-	786,257	-	-	786,257

Other comprehensive income	-	-	-	-	492,338	492,338

Stock Repurchases	(14)	(31,266)	-	-	-	(31,280)

Exercise of stock options	20	31,280	-	-	-	31,300
Stock-based compensation expense	-	22,232	-	-	-	22,232

Shares held by ESOP, commited to be released	-	7,317	-	5,730	-	13,047

Dividends ($0.08 per share)	-	-	(141,709)	-	-	(141,709)

BALANCE, MARCH 31, 2015	$18,001	$13,930,306	$31,280,335	$(244,180)	$1,203,821	$46,188,283

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$786,257	$839,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	97,750	100,458
Amortization of investment and loan premiums and discounts, net	169,629	131,654
Net realized gains on sales of available-for-sale securities	(133,216)	(99,855)
Provision for loan losses	30,000	30,000
Mortgage banking operations, net	(42,940)	(12,412)
Shares held by ESOP committed to be released	13,047	11,304
Stock-based compensation expense	22,232	22,232
Changes in income taxes payable	41,641	244,296
Changes in assets and liabilities	(170,838)	643,534
Net cash provided by operations before loan sales	813,562	1,911,000
Origination of loans for sale to secondary market	(4,300,964)	(2,454,771)
Proceeds from sales of loans to secondary market	3,701,856	1,624,949
Net cash provided by operating activities	214,454	1,081,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(9,188,892)	(7,160,293)
Purchases of interest-earning time deposits in banks	(1,233,000)	-
Maturity or call of investment securities available-for-sale	1,000,000	-
Sale of investment securities available-for-sale	14,482,743	6,638,996
Principal payments on mortgage-backed and investment securities	1,531,221	1,535,854
Proceeds from sales of real estate owned	47,085	-
Net change in loans	(83,890)	2,974,304
Additions to premises and equipment	(25,935)	(66,411)

Net cash provided by investing activities	6,529,332	3,922,450
		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(1,984,414)	$4,468,339
Net decrease in other borrowings	(4,993,607)	(10,497,885)
Increase in advance payments by borrowers for taxes and insurance	393,868	426,034
Exercise of stock options	31,300	43,562
Stock repurchase	(31,280)	(334,770)
Dividends paid - common stock	(141,709)	(142,315)

Net cash used in financing activities	(6,725,842)	(6,037,035)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,944	(1,033,407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,611,638	6,098,870

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,629,582	$5,065,463

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$321,722	$398,194
Interest on other borrowings	5,140	3,719
Income taxes paid	250,000	70,000

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary 1) for a fair presentation and 2) to make the financial statements not misleading as to the financial condition of the Company as of March 31, 2015, and the results of its operations for the three month periods ended March 31, 2015 and 2014. The results of operations for the three month periods are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 filed as an exhibit to the Company’s Form 10-K filed in March, 2015. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP), the requirements of Form 10-Q, and to prevailing practices within the industry.

Certain amounts included in the 2014 consolidated statements have been reclassified to conform to the 2015 presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure which affects all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The ASU is effective for annual periods, and interim periods within annual periods beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. In April 2015, the FASB voted to propose a one-year deferral of the effective date of ASU No. 2014-09 and issued an exposure draft. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) – Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures. ASU No. 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition, the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company does not expect the adoption of ASU No. 2014-11 on January 1, 2015 to have a significant impact on its financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended
	March 31,
	2015	2014

Net income	$786,257	$839,789

Basic average shares outstanding	1,775,287	1,794,635

Diluted potential common shares:
Stock option equivalents	17,080	7,335
Diluted average shares outstanding	1,792,367	1,801,970

Basic earnings per share	$0.44	$0.47

Diluted earnings per share	$0.44	$0.47

4.	STOCK BASED COMPENSATION

In connection with the 2010 second-step conversion and related stock offering, the ESOP purchased an additional 41,614 shares for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years. Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

A summary of ESOP shares at March 31, 2015 and 2014 is shown below.

	March 31, 2015	March 31, 2014
Unearned shares	23,845	27,636
Shares committed for release	573	561
Allocated shares	58,863	59,352
Total ESOP shares	83,281	87,549

Fair value of unearned shares	$586,032	$592,137

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock. The stock options vest over a five-year period and expire ten years after the date of the grant. Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the three months ended March 31, 2015.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2014	85,835	$15.65
Granted	-
Exercised	(2,000)	15.65
Forfeited	-	-

Outstanding, March 31, 2015	83,835	$15.65	7.00	$700,022

Exercisable, March 31, 2015	21,600	$15.65	7.00	$180,360

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $24.00 per share on March 31, 2015.

5.	LOAN PORTFOLIO COMPOSITION

At March 31, 2015 and December 31, 2014, the composition of the Company’s loan portfolio is shown below.

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$44,129,552	23.8%	$44,561,089	24.2%
Commercial	41,494,647	22.5	40,474,855	21.9
Agricultural	43,395,717	23.5	40,119,130	21.7
Home equity	11,478,191	6.2	11,283,264	6.1
Total real estate loans	140,498,107	76.0	136,438,338	73.9

Commercial loans	23,945,542	13.0	26,813,880	14.5
Agricultural loans	10,854,507	5.9	11,844,973	6.4
Consumer loans	12,465,317	6.7	12,587,101	6.8
Total loans receivable	187,763,473	101.6	187,684,292	101.6

Less:
Net deferred loan fees	15,580	0.0	9,416	0.0
Allowance for loan losses	2,970,996	1.6	2,956,264	1.6
Total loans receivable, net	$184,776,897	100.0%	$184,718,612	100.0%

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

Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Company. A loan application file is first reviewed by a loan officer in the loan department who checks applications for accuracy and completeness, and verifies the information provided. The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. All residential real estate loans are then verified by our loan risk management department prior to closing. The board of directors has established individual lending authorities for each loan officer by loan type. Loans over an individual officer’s lending limit must be approved by the officers’ loan committee consisting of the chairman of the board, president, chief lending officer and all lending officers, which meets three times a week, and has lending authority up to $750,000 depending on the type of loan. Loans to borrowers with an aggregate principal balance over this limit, up to $1.0 million, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, chief lending officer and at least two outside directors, plus all lending officers as non-voting members. The board of directors approves all loans to borrowers with an aggregate principal balance over $1.0 million. The board of directors ratifies all loans that are originated. Once the loan is approved, the applicant is informed and a closing date is scheduled. Loan commitments are typically funded within 45 days.

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

When underwriting residential real estate loans, the Company reviews and verifies each loan applicant’s income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Generally, the applicant’s total monthly mortgage payment, including all escrow amounts, is limited to 30% of the applicant’s total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, generally should not exceed 43% of total monthly income. Written appraisals are generally required on real estate property offered to secure an applicant’s loan. For one-to-four family real estate loans with loan to value ratios of over 80%, private mortgage insurance is generally required. Fire and casualty insurance is also required on all properties securing real estate loans. Title insurance may be required, as circumstances warrant.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended March 31, 2015, March 31, 2014, and December 31, 2014.

	March 31, 2015
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2014	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264
Provision charged to
expense	32,739	(37,210)	16,505	(52,423)	(20,663)	58,595	(1,669)	34,126	30,000
Losses charged off	-	(27,464)	-	-	-	-	(6,430)	-	(33,894)
Recoveries	300	8,745	-	9,013	85	-	483	-	18,626
Ending balance,
March 31, 2015	$1,032,299	$799,534	$212,051	$162,167	$401,231	$116,529	$159,703	$87,482	$2,970,996

Ending balance:
individually evaluated
for impairment	$207,554	$359,054	$-	$9,982	$165,190	$-	$-	$-	$741,780
Ending balance:
collectively evaluated
for impairment	$824,745	$440,480	$212,051	$152,185	$236,041	$116,529	$159,703	$87,482	$2,229,216

Loans:
Ending balance	$44,129,552	$41,494,647	$43,395,717	$11,478,191	$23,945,542	$10,854,507	$12,465,317	$-	$187,763,473
Ending balance:
individually evaluated
for impairment	$698,555	$1,975,380	$985,606	$57,163	$469,036	$272,021	$8,124	$-	$4,465,885
Ending balance:
collectively evaluated
for impairment	$43,430,997	$39,519,267	$42,410,111	$11,421,028	$23,476,506	$10,582,486	$12,457,193	$-	$183,297,588

	March 31, 2014
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2013	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434
Provision charged to
expense	206,026	32,275	3,826	(4,123)	(199,259)	(9,148)	20,381	(19,978)	30,000
Losses charged off	(63,474)	-	-	-	-	-	(5,503)	-	(68,977)
Recoveries	300	-	-	525	-	-	200	-	1,025
Ending balance,
March 31, 2014	$998,996	$778,035	$178,854	$198,395	$834,930	$43,650	$199,926	$135,696	$3,368,482

Ending balance:
individually evaluated
for impairment	$126,104	$257,427	$-	$-	$537,946	$-	$11,689	$-	$933,166
Ending balance:
collectively evaluated
for impairment	$872,892	$520,608	$178,854	$198,395	$296,984	$43,650	$188,237	$135,696	$2,435,316

Loans:
Ending balance	$43,246,083	$38,778,453	$35,897,025	$11,241,048	$29,435,402	$8,730,075	$13,693,296	$-	$181,021,382
Ending balance:
individually evaluated
for impairment	$549,565	$1,863,091	$126,323	$26,924	$873,113	$-	$110,935	$-	$3,549,951
Ending balance:
collectively evaluated
for impairment	$42,696,518	$36,915,362	$35,770,702	$11,214,124	$28,562,289	$8,730,075	$13,582,361	$-	$177,471,431

	December 31, 2014
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
December 31, 2013	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434
Provision charged to
expense	241,875	392,009	20,518	5,887	(327,057)	5,136	3,950	(102,318)	240,000
Losses charged off	(100,319)	(287,474)	-	(5,403)	(285,411)	-	(25,781)	-	(704,388)
Recoveries	1,560	5,168	-	3,100	88	-	4,302	-	14,218
Ending balance,
December 31, 2014	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264

Ending balance:
individually evaluated
for impairment	$183,196	$348,240	$-	$9,982	$154,089	$-	$-	$-	$695,507
Ending balance:
collectively evaluated
for impairment	$816,064	$507,223	$195,546	$195,595	$267,720	$57,934	$167,319	$53,356	$2,260,757

Loans:
Ending balance	$44,561,089	$40,474,855	$40,119,130	$11,283,264	$26,813,880	$11,844,973	$12,587,101	$-	$187,684,292
Ending balance:
individually evaluated
for impairment	$713,962	$1,690,251	$1,009,889	$37,531	$240,805	$258,140	$8,469	$-	$3,959,047
Ending balance:
collectively evaluated
for impairment	$43,847,127	$38,784,604	$39,109,241	$11,245,733	$26,573,075	$11,586,833	$12,578,632	$-	$183,725,245

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2015 and December 31, 2014.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Rating:
Pass	$39,949,213	$41,530,699	$38,726,813	$38,122,972	$42,410,112	$39,109,241	$11,035,440	$10,833,853
Special Mention	1,638,342	655,049	225,187	53,750	862,764	887,048	161,586	162,103
Substandard	2,541,997	2,375,341	2,542,647	2,298,133	122,841	122,841	281,165	287,308
Total	$44,129,552	$44,561,089	$41,494,647	$40,474,855	$43,395,717	$40,119,130	$11,478,191	$11,283,264

	Commercial		Agricultural		Consumer		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Rating:
Pass	$23,468,003	$26,563,823	$10,172,058	$11,586,833	$12,271,936	$12,386,412	$178,033,575	$180,133,833
Special Mention	-	-	682,449	258,140	65,900	80,544	3,636,228	2,096,634
Substandard	477,539	250,057	-	-	127,481	120,145	6,093,670	5,453,825
Total	$23,945,542	$26,813,880	$10,854,507	$11,844,973	$12,465,317	$12,587,101	$187,763,473	$187,684,292

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$263,796	$50,113	$870,830	$1,184,739	$42,944,813	$44,129,552	$-
Commercial real estate	-	-	797,921	797,921	40,696,726	41,494,647	-
Agricultural real estate	-	-	122,841	122,841	43,272,876	43,395,717	-
Home equity	89,119	4,119	25,846	119,084	11,359,107	11,478,191	-
Commercial	-	-	-	-	23,945,542	23,945,542	-
Agricultural	-	-	-	-	10,854,507	10,854,507	-
Consumer	37,207	71,139	16,851	125,197	12,340,120	12,465,317	-
Total	$390,122	$125,371	$1,834,289	$2,349,782	$185,413,691	$187,763,473	$-

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$420,086	$286,622	$613,534	$1,320,242	$43,240,847	$44,561,089	$-
Commercial real estate	-	794,110	39,023	833,133	39,641,722	40,474,855	-
Agricultural real estate	-	-	122,841	122,841	39,996,289	40,119,130	-
Home equity	96,971	11,561	58,360	166,892	11,116,372	11,283,264	-
Commercial	-	-	-	-	26,813,880	26,813,880	-
Agricultural	-	-	-	-	11,844,973	11,844,973	-
Consumer	90,558	5,531	16,560	112,649	12,474,452	12,587,101	-
Total	$607,615	$1,097,824	$850,318	$2,555,757	$185,128,535	$187,684,292	$-

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal and interest is considered doubtful.

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

The following tables present impaired loans at or for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014.

	Three Months Ended March 31, 2015
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$125,019	$125,019	$-	$214,838	$3,105	$2,863
Commercial real estate	854,026	854,026	-	887,087	10,983	7,531
Agricultural real estate	985,606	985,606	-	998,835	13,875	30,345
Commercial	237,590	237,590	-	289,166	3,209	-
Agricultural	272,021	272,021	-	311,499	2,762	14,573
Home equity	47,181	47,181	-	38,916	795	793
Consumer	8,124	8,124	-	8,858	170	30
Loans with a specific allowance:
One-to-four family residential	573,536	573,536	207,554	582,275	10,868	9,060
Commercial real estate	1,121,354	1,121,354	359,054	1,123,872	16,764	5,040
Commercial	231,446	231,446	165,190	283,538	3,207	12,667
Home equity	9,982	9,982	9,982	9,982	175	181
Total:
One-to-four family residential	698,555	698,555	207,554	797,113	13,973	11,923
Commercial real estate	1,975,380	1,975,380	359,054	2,010,959	27,747	12,571
Agricultural real estate	985,606	985,606	-	998,835	13,875	30,345
Commercial	469,036	469,036	165,190	572,704	6,416	12,667
Agricultural	272,021	272,021	-	311,499	2,762	14,573
Home equity	57,163	57,163	9,982	48,898	970	974
Consumer	8,124	8,124	-	8,858	170	30
Total	$4,465,885	$4,465,885	$741,780	$4,748,866	$65,913	$83,083

	Three Months Ended March 31, 2014
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$143,159	$143,159	$-	$223,902	$3,244	$3,494
Commercial real estate	452,080	452,080	-	476,167	5,510	1,182
Agricultural real estate	126,323	126,323	-	127,166	3,100	843
Commercial	290,000	290,000	-	319,109	3,541	1,008
Home equity	26,924	26,924	-	30,851	718	798
Consumer	13,521	13,521	-	14,542	276	316
Loans with a specific allowance:
One-to-four family residential	406,406	406,406	126,104	410,611	5,929	4,655
Commercial real estate	1,411,011	1,411,011	257,427	1,447,978	21,174	20,948
Commercial	583,113	583,113	537,946	650,046	7,856	7,918
Consumer	97,414	97,414	11,689	97,414	958	-
Total:
One-to-four family residential	549,565	549,565	126,104	634,513	9,174	8,149
Commercial real estate	1,863,091	1,863,091	257,427	1,924,145	26,684	22,130
Agricultural real estate	126,323	126,323	-	127,166	3,100	843
Commercial	873,113	873,113	537,946	969,155	11,397	8,926
Home equity	26,924	26,924	-	30,851	718	798
Consumer	110,935	110,935	11,689	111,956	1,235	316
Total	$3,549,951	$3,549,951	$933,166	$3,797,786	$52,308	$41,162

	Year Ended December 31, 2014
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$129,272	$129,272	$-	$220,541	$12,818	$13,076
Commercial real estate	564,610	564,610	-	757,616	19,826	18,816
Agricultural real estate	1,009,889	1,009,889	-	1,037,661	58,253	149,159
Agricultural business	258,140	258,140	-	358,529	13,723	1,046
Home equity	27,549	27,549	-	29,505	2,881	2,939
Consumer	8,469	8,469	-	12,285	951	964
Loans with a specific allowance:
One-to-four family residential	584,690	584,690	183,196	604,031	28,722	26,783
Commercial real estate	1,125,641	1,125,641	348,240	1,134,401	66,864	60,012
Commercial	240,805	240,805	154,089	319,812	14,425	16,554
Home equity	9,982	9,982	9,982	9,993	247	187
Total:
One-to-four family residential	713,962	713,962	183,196	824,572	41,540	39,859
Commercial real estate	1,690,251	1,690,251	348,240	1,892,017	86,690	78,828
Agricultural real estate	1,009,889	1,009,889	-	1,037,661	58,253	49,159
Commercial	240,805	240,805	154,089	319,812	14,425	16,554
Agricultural business	258,140	258,140	-	358,529	13,723	1,046
Home equity	37,531	37,531	9,982	39,498	3,128	3,126
Consumer	8,469	8,469	-	12,285	951	964
Total	$3,959,047	$3,959,047	$695,507	$4,484,374	$218,710	$189,536

Included in certain loan categories in the impaired loans are troubled debt restructurings (TDRs), where economic concessions have been granted to borrowers who have experienced financial difficulties, that were classified as impaired. These concessions typically include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of time, usually at least six months.

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

The following table presents the recorded balance, at original cost, of TDRs, as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

One-to-four family residential	$761,616	$747,470
Commercial real estate	1,153,266	1,265,079
Agricultural real estate	-	-
Home equity	14,898	15,379
Commercial loans	203,162	212,579
Agricultural loans	-	-
Consumer loans	42,883	42,786

Total	$2,175,825	$2,283,293

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

One-to-four family residential	$558,038	$567,931
Commercial real estate	359,156	470,969
Agricultural real estate	-	-
Home equity	11,660	12,074
Commercial loans	203,162	212,579
Agricultural loans	-	-
Consumer loans	42,883	42,786

Total	$1,174,899	$1,306,339

The following table presents loans modified as TDRs during the three months ended March 31, 2015 and 2014.

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	1	$107,357	-	$-
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	1	2,469	1	19,582

Total	2	$109,826	1	$19,582

First Quarter, 2015 Modifications

The Company modified one residential real estate loan with a recorded investment of $107,357. The modification was made to consolidate and restructure delinquent loans into a workout. The modification did not result in a write-off of the principal balance.

The Company modified one consumer loan with a recorded investment of $2,469. The modification was made to extend the payment schedule three months. The modification did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the three month period ended March 31, 2015, three residential real estate loans of $203,578, one commercial real estate loan of $794,110, and one home equity loan of $3,238 that were considered TDRs defaulted as they were more than 90 days past due at March 31, 2015. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

First Quarter, 2014 Modifications

The Company modified one consumer loan with a recorded investment of $19,582. The modification was made to change the payment schedule to interest-only for three months. The modification did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the three month period ended March 31, 2014, two residential real estate loans of $69,918 and one home equity loan of $4,027 that were considered TDRs defaulted as they were more than 90 days past due at March 31, 2014. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

The following table presents the Company’s nonaccrual loans at March 31, 2015 and December 31, 2014. This table excludes performing TDRs.

	March 31, 2015	December 31, 2014

One-to-four family residential	$1,285,974	$994,855
Commercial real estate	890,909	932,578
Agricultural real estate	122,841	122,841
Home equity	103,377	120,698
Commercial loans	19,682	22,438
Agricultural loans	-	-
Consumer loans	92,660	70,643

Total	$2,515,443	$2,264,053

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2015:
U.S. government and agencies	$12,877,852	$112,943	$(44,375)	$12,946,420
Mortgage-backed securities (government- sponsored enterprises - residential)	34,680,250	526,641	(64,086)	35,142,805
Municipal bonds	40,188,477	1,522,522	(229,674)	41,481,325
	$87,746,579	$2,162,106	$(338,135)	$89,570,550

December 31, 2014:
U.S. government and agencies	$10,031,683	$65,328	$(138,738)	$9,958,273
Mortgage-backed securities (government-
sponsored enterprises - residential)	41,196,695	433,757	(210,531)	41,419,921
Municipal bonds	44,378,515	1,457,977	(529,789)	45,306,703
	$95,606,893	$1,957,062	$(879,058)	$96,684,897

The amortized cost and fair value of available-for-sale securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$1,035,486	$1,052,024
More than one to five years	8,058,306	8,360,658
More than five to ten years	27,557,064	28,257,133
After ten years	16,415,473	16,757,930
	53,066,329	54,427,745
Mortgage-backed securities (government-
sponsored enterprises - residential)	34,680,250	35,142,805
	$87,746,579	$89,570,550

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $20,423,000 at March 31, 2015 and $21,122,000 at December 31, 2014.

The book value of securities sold under agreement to repurchase amounted to $7,167,000 at March 31, 2015 and $9,165,000 at December 31, 2014.

Gross gains of $165,000 and $120,000 and gross losses of $32,000 and $20,000 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2015 and 2014, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 and December 31, 2014 were $24,964,000, and $40,587,000, respectively, which were approximately 28% and 42% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2015 and December 31, 2014.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2015	Losses	Value	Losses	Value	Losses	Value

U.S. government agencies	$(6,274)	$2,291,667	$(38,101)	$1,970,912	$(44,375)	$4,262,579
Mortgage-backed securities
(government sponsored
enterprises - residential)	(9,402)	2,087,500	(54,684)	7,270,637	(64,086)	9,358,137
Municipal bonds	(50,173)	4,760,817	(179,501)	6,582,462	(229,674)	11,343,279

Total	$(65,849)	$9,139,984	$(272,286)	$15,824,011	$(338,135)	$24,963,995

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2014	Losses	Value	Losses	Value	Losses	Value

U.S. government agencies	$(28,208)	$2,955,829	$(110,530)	$3,949,940	$(138,738)	$6,905,769
Mortgage-backed securities
(government sponsored
enterprises - residential)	(13,358)	2,061,203	(197,173)	13,725,099	(210,531)	15,786,302
Municipal bonds	(44,654)	3,953,168	(485,135)	13,942,169	(529,789)	17,895,337

Total	$(86,220)	$8,970,200	$(792,838)	$31,617,208	$(879,058)	$40,587,408

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2015	December 31, 2014
Net unrealized gain on securities available-for-sale	$1,823,971	$1,078,004
Tax effect	(620,150)	(366,521)
Net-of-tax amount	$1,203,821	$711,483

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three months ended March 31, 2015 and 2014, were as follows:

	Amounts Reclassified
	from AOCI
			Affected Line Item in the
	March 31, 2015	March 31, 2014	Statements of Income
Unrealized gains on securities available-for-sale			Net realized gains on sales of
securities	$133,216	$99,855	available-for-sale securities
	133,216	99,855
Tax effect	(45,293)	(33,951)	Income taxes
Total reclassification out of AOCI	$87,923	$65,904	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS

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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:

		March 31, 2015 Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$12,946,420	$-	$12,946,420	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	35,142,805	-	35,142,805	-
Municipal bonds	41,481,325	-	41,481,325	-

		December 31, 2014 Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$9,958,273	$-	$9,958,273	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	41,419,921	-	41,419,921	-
Municipal bonds	45,306,703	-	45,306,703	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2015.

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based on independently sourced market perspectives, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:

		March 31, 2015 Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$510,908	$-	$-	$510,908
Foreclosed assets	113,880	-	-	113,880

		December 31, 2014 Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$1,147,400	$-	$-	$1,147,400

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

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/15	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	510,908	Market comparable properties	Marketability discount	20% – 30%	(25%)
Foreclosed assets	113,880	Market comparable Properties	Comparability Adjustment		(6%)

	Fair Value at 12/31/14	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,147,400	Market comparable properties	Marketability discount	20% – 30%	(25%)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:

		March 31, 2015 Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$9,629,582	$9,629,582	$-	$-
Interest-earning time deposits in banks	1,233,000	1,233,000	-	-
Other investments	72,466	-	72,466	-
Loans held for sale	881,178	-	881,178	-
Loans, net of allowance for loan losses	184,776,897	-	-	184,561,769
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,802,271	-	1,802,271	-
Financial Liabilities
Deposits	243,957,148	-	153,209,299	92,970,697
Other borrowings	8,828,123	-	3,828,123	4,996,338
Advances from borrowers for taxes
and insurance	1,356,630	-	1,356,630	-
Interest payable	153,240	-	153,240	-
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2014 Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$9,611,638	$9,611,638	$-	$-
Other investments	73,766	-	73,766	-
Loans held for sale	235,600	-	235,600	-
Loans, net of allowance for loan losses	184,718,612	-	-	184,573,401
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,713,243	-	1,713,243	-
Financial Liabilities
Deposits	245,941,562	-	151,341,999	96,956,400
Short-term borrowings	13,821,730	-	8,821,730	4,996,109
Advances from borrowers for taxes
and insurance	962,762	-	962,762	-
Interest payable	166,052	-	166,052	-
Unrecognized financial instruments (net
of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ended March 31, 2015 and the year ended December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Balance, beginning of period	$632,634	$673,576
Servicing rights capitalized	18,298	53,859
Amortization of servicing rights	(28,622)	(111,224)
Change in valuation allowance	2,528	16,423
Balance, end of period	$624,838	$632,634

Activity in the valuation allowance for mortgage servicing rights for the three month period ended March 31, 2015 and the year ended December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Balance, beginning of period	$56,969	$73,392
Additions	-	-
Reductions	(2,528)	(16,423)
Balance, end of period	$54,441	$56,969

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2015 and 2014 is shown below.

	March 31, 2015	March 31, 2014
Computed at the statutory rate (34%)	$366,218	$392,122
Increase (decrease) resulting from
Tax exempt interest	(107,610)	(133,698)
State income taxes, net	48,124	67,567
Increase in cash surrender value	(14,937)	(16,388)
Other, net	(941)	3,906

Actual tax expense	$290,854	$313,509

12.	COMMITMENTS AND CONTINGENCIES

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

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Federal Deposit Insurance Corporation adopted the new rule on July 9, 2013. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. The phase-in for banking institutions such as Jacksonville Savings Bank began in January 2015.

Financial Condition

March 31, 2015 Compared to December 31, 2014

Total assets at March 31, 2015 were $306.5 million, a decrease of $5.4 million, or 1.8%, from $311.9 million at December 31, 2014. The decrease in total assets was primarily due to a $7.1 million decrease in investment and mortgage-backed securities. The decrease was partially offset by an increase of $1.2 million in interest-earning time deposits in other banks.

Cash and cash equivalents totaled $9.6 million at March 31, 2015 and December 31, 2014. Investment and mortgage-backed securities were $89.6 million at March 31, 2015, a decrease of $7.1 million, or 7.4%, from $96.7 million at December 31, 2014. The decrease was primarily due to a decrease of $6.3 million in mortgage-backed securities. The decrease in mortgage-backed securities was the result of a decrease in deposits and other borrowings. As cash was received from sales and paydowns on investment and mortgage-backed securities, a portion of the funds were used to fund deposit withdrawals and reduce borrowings.

Net loans receivable (excluding loans held for sale) increased $58,000 to $184.8 million at March 31, 2015 from $184.7 million at December 31, 2014. The increase in loans is primarily due to increases of $3.3 million in agricultural real estate loans, reflecting increased land sale activity, and $1.0 million in commercial real estate loans. The increase in net loans was partially offset by decreases of $2.9 million in commercial business loans and $990,000 in agricultural business loans, reflecting paydowns on lines of credit. The loan portfolio continues to be affected by low loan demand.

At March 31, 2015 and December 31, 2014, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits decreased $1.9 million, or 0.8%, to $244.0 million at March 31, 2015 from $245.9 million at December 31, 2014. The decrease primarily reflected a $3.9 million decrease in time deposits, partially offset by a $2.0 million increase in transaction accounts. Other borrowings, which consisted of $5.0 million in short-term FHLB advances and $3.8 million in overnight repurchase agreements at March 31, 2015, decreased a total of $5.0 million, or 36.1%, from December 31, 2014. The FHLB advances have been used as a low-cost, short-term source of funding. The repurchase agreements are a cash management service provided to our commercial deposit customers.

Total stockholders’ equity increased $1.2 million, or 2.6%, to $46.2 million at March 31, 2015, compared to $45.0 million at December 31, 2014. The increase in stockholders’ equity was the result of $786,000 in net income and a $492,000 increase in accumulated other comprehensive income, partially offset by the payment of $142,000 in dividends. Accumulated other comprehensive income increased primarily due to an increase in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio due to a decrease in market interest rates. Accumulated other comprehensive income does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General: Net income for the three months ended March 31, 2015 was $786,000, or $0.44 per common share, basic and diluted, compared to net income of $840,000, or $0.47 per common share, basic and diluted, for the three months ended March 31, 2014. Net income decreased $54,000 during the first quarter of 2015, as compared to the prior year quarter, due to a decrease of $69,000 in net interest income and an increase of $46,000 in noninterest expense, partially offset by an increase of $38,000 in noninterest income and a decrease of $23,000 in income taxes.

Interest Income: Total interest income for the three months ended March 31, 2015 decreased $144,000, or 4.7%, to $2.9 million from $3.0 million during the same period of 2014. The decrease in interest income reflected decreases of $146,000 in interest income on mortgage-backed securities and $69,000 in interest income on investment securities, partially offset by increases of $66,000 in interest income on loans and $5,000 in interest income on other interest-earning assets.

Interest income on loans increased $66,000 to $2.3 million during the first quarter of 2015 primarily due to an increase in the average balance of loans. The average balance of loans increased $5.6 million to $185.5 million during the first quarter of 2015, from $179.8 million during the first quarter of 2014. The increase in the average balance of the loan portfolio reflected increases in the average balance of agricultural real estate loans and commercial real estate loans due to an increase in new loan originations. Partially offsetting the increase in interest income was a decrease in the average yield of the loan portfolio to 5.05% during the first quarter of 2015, compared to 5.07% during the first quarter of 2014.

Interest income on investment securities decreased $69,000 to $381,000 during the first quarter of 2015 compared to $450,000 during the first quarter of 2014. The decrease resulted primarily from a decrease in the average balance of investment securities of $9.2 million to $51.8 million during the first quarter of 2015, compared to $61.0 million during the first quarter of 2014. The average yield of investment securities decreased to 2.94% during the first quarter of 2015 from 2.95% during the first quarter of 2014. The decrease in the average balance of investment securities reflected the use of investment proceeds to fund the decrease in deposits during this same time period. The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $146,000 to $172,000 during the first quarter of 2015, compared to $318,000 during the first quarter of 2014. The decrease primarily reflected a 74 basis point decrease in the average yield of mortgage-backed securities to 1.85% during the first quarter of 2015 from 2.59% during the first quarter of 2014. The average yield was impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities. The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $58,000 to $127,000 during the first quarter of 2015, compared to $69,000 during the first quarter of 2014. The decrease in interest income was due to an $11.9 million decrease in the average balance of mortgage-backed securities to $37.3 million during the first quarter of 2015, compared to $49.2 million during the first quarter of 2014. The decrease in the average balance of mortgage-backed securities reflected the use of sales and payment proceeds to fund the decrease in deposits during this same time period.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $5,000 to $5,000 during the first quarter of 2015, compared to the first quarter of 2014. The average yield on other interest-earning assets increased to 0.19% during the first quarter of 2015 from 0.02% during the first quarter of 2014. The average balance of these accounts increased $7.6 million to $10.2 million during the three months ended March 31, 2015 compared to $2.6 million for the three months ended March 31, 2014. The increases in the average balance and average yield reflected an increase in the average balance of higher-yielding time deposit accounts.

Interest Expense: Total interest expense decreased $76,000, or 19.4%, to $314,000 for the three months ended March 31, 2015 compared to $390,000 for the three months ended March 31, 2014. The lower interest expense reflected a $78,000 decrease in interest expense on deposits.

Interest expense on deposits decreased $78,000 to $309,000 during the first quarter of 2015 compared to $387,000 during the first quarter of 2014. The decrease in interest expense on deposits was primarily due to an 11 basis point decrease in the average rate paid on deposits to 0.58% during the first quarter of 2015 from 0.69% during the first quarter of 2014, as a result of the low interest rate environment. The decrease also reflected lower average deposit balances in the first quarter of 2015 as compared to the first quarter of 2014, as well as a change in the composition of our deposits to lower cost deposits. The average balance of deposits decreased $11.6 million to $213.5 million for the first quarter of 2015. The decrease reflected a $15.1 million decrease in the average balance of time deposit accounts, partially offset by a $3.5 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $2,000 to $5,000 during the first quarter of 2015. The average rate paid on borrowed funds increased 11 basis points to 0.23% during the first quarter of 2015, compared to 0.12% during the first quarter of 2014. The average balance of borrowed funds decreased $1.7 million to $8.9 million for the first quarter of 2015 compared to the first quarter of 2014.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income decreased by $69,000, or 2.6%, to $2.6 million for the three months ended March 31, 2015 compared to the same time period in 2014. Our net interest margin remained stable at 3.63% during the first quarters of 2015 and 2014. Our interest rate spread increased by one basis point to 3.51% during the first quarter of 2015 from 3.50% during the first quarter of 2014. Our ratio of interest earning assets to interest bearing liabilities was 1.28x and 1.24x for the three months ended March 31, 2015 and 2014, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014

Balance at beginning of period	$2,956,264	$3,406,434
Charge-offs:
Commercial real estate	27,464	63,474
Consumer	6,430	5,503
Total	33,894	68,977
Recoveries:
One-to-four family residential	300	300
Commercial real estate	8,745	-
Home equity	9,013	525
Commercial	85	-
Consumer	483	200
Total	18,626	1,025
Net loan charge-offs	15,268	67,952
Provisions charged to expense	30,000	30,000
Balance at end of period	$2,970,996	$3,368,482

The provision for loan losses totaled $30,000 during the first quarters of 2015 and 2014. The allowance for loan losses increased $15,000 to $3.0 million at March 31, 2015 from December 31, 2014. Net charge-offs decreased to $15,000 during the first quarter of 2015, compared to $68,000 during the first quarter of 2014. Loans delinquent 30 days or more decreased $206,000 to $2.3 million, or 1.25% of total loans, as of March 31, 2015, from $2.5 million, or 1.36% of total loans, as of December 31, 2014. Loans delinquent 30 days or more totaled $2.5 million, or 1.37% of total loans at March 31, 2014.

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

	March 31, 2015	December 31, 2014

Nonaccrual loans:
One-to-four family residential	$1,285,974	$994,855
Commercial real estate	890,909	932,578
Agricultural real estate	122,841	122,841
Home equity	103,377	120,698
Commercial business	19,682	22,438
Consumer	92,660	70,643
Total	$2,515,443	$2,264,053

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	-	39,478
Commercial real estate	113,880	137,193
Total	$113,880	$176,671

Total nonperforming assets	$2,629,323	$2,440,724

Total nonperforming loans as a percentage of total loans	1.34%	1.11%

Total nonperforming assets as a percentage of total assets	0.86%	0.78%

Nonperforming assets increased $189,000 to $2.6 million, or 0.86% of total assets, as of March 31, 2015, compared to $2.4 million, or 0.78% of total assets, as of December 31, 2014. The increase in nonperforming assets was due to an increase of $251,000 in nonperforming loans, partially offset by a $62,000 decrease in foreclosed assets. The increase in nonperforming loans primarily reflected an increase of $291,000 in nonaccrual loans secured by residential real estate.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2015 and December 31, 2014. All nonaccrual loans are automatically placed on the watch list. The $1.5 million increase in special mention credits reflected the addition of a residential real estate borrower and an agricultural borrower. The $640,000 increase in substandard credits primarily reflected the use of seasonal lines of credit by one substandard commercial borrower.

	March 31, 2015	December 31, 2014

Special Mention credits	$3,636,228	$2,096,634
Substandard credits	6,093,670	5,453,825
Total watch list credits	$9,729,898	$7,550,459

Non-Interest Income: Non-interest income increased $38,000, or 3.8%, to $1.0 million for the first quarter of 2015. The increase in non-interest income was primarily due to increases of $33,000 in gains on the sale of available-for-sale securities, $31,000 from net income on mortgage banking operations and $29,000 in other noninterest income, partially offset by a decrease of $46,000 in commission income. The increase in gains on the sale of securities reflected a higher volume of securities sales totaling $14.5 million during the first quarter of 2015 compared to $6.6 million during the same period of 2014. Securities sales during 2015 and 2014 were primarily made to reduce the volatility to interest rate changes in municipal bonds and to eliminate faster paying mortgage-backed securities. Net income on mortgage banking operations income increased due to a higher volume of loan sales in the first quarter of 2015, as we sold $3.7 million of loans to the secondary market during the first quarter of 2015, compared to $1.6 million during the same period of 2014. The higher volume of sales reflected an increased volume of mortgage originations, which are affected by changes in market interest rates. The decrease in commission income reflected changing market conditions and a higher level of account rollovers during the first quarter of 2014.

Non-Interest Expense: Total non-interest expense increased $46,000, or 1.8%, to $2.5 million for the first quarter of 2015 compared to the same period of 2014. The increase in non-interest expense consisted primarily of increases of $52,000 in compensation and benefits expense and $25,000 in other noninterest expense, partially offset by decreases of $19,000 in ATM and bank card interchange expense and $10,000 in professional fees. The increase in compensation and benefits expense resulted from normal salary and benefit cost increases. The decrease in ATM and bank card expense reflected lower processing fees resulting from new contracts signed during 2014. The decrease in professional fees was due to a decrease in legal fees.

Income Taxes: The provision for income taxes decreased $23,000 to $291,000 during the first quarter of 2015 compared to the same period of 2014. The decrease in the income tax provision reflected a decrease in taxable income. The effective tax rate was 27.0% and 27.2% during the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. Cash and cash equivalents totaled $9.6 million at March 31, 2015 and December 31, 2014. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the three months ended March 31, 2015, the most significant sources of funds have been sales and calls of investment securities and principal repayments on loans and mortgage-backed securities. These funds have been used primarily for purchases of investment and mortgage-backed securities and the reduction of other borrowings.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At March 31, 2015, the Company had $5.0 million in outstanding FHLB advances and approximately $21.6 million available to be accessed under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at March 31, 2015 and December 31, 2014 were 37.1% and 37.6%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Commitments to fund loans	$38,484,801	$34,733,962
Standby letters of credit	95,000	255,340

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that at March 31, 2015, the Bank met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At March 31, 2015, the Bank’s core capital ratio was 12.72% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At March 31, 2015, minimum requirements and the Bank’s actual ratios are as follows:

	March 31, 2015	Minimum
	Actual	Required
Tier 1 Capital to Average Assets	12.72%	4.00%
Common Equity Tier 1	18.18%	4.50%
Tier 1 Capital to Risk-Weighted Assets	18.18%	6.00%
Total Capital to Risk-Weighted Assets	19.43%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31,
	2015			2014
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$185,482	$2,343	5.05%	$179,847	$2,277	5.07%
Investment securities	51,806	381	2.94%	60,969	450	2.95%
Mortgage-backed securities	37,277	172	1.85%	49,197	319	2.59%
Other	10,202	5	0.19%	2,629	-	0.02%
Total interest-earning assets	284,767	2,901	4.08%	292,642	3,046	4.16%

Non-interest earnings assets	20,131			20,641
Total assets	$304,898			$313,283

Interest-bearing liabilities:
Deposits	$213,543	$309	0.58%	$225,127	$387	0.69%
Other borrowings	8,909	5	0.23%	10,625	3	0.12%
Total interest-bearing liabilities	222,452	314	0.56%	235,752	390	0.66%

Non-interest bearing liabilities	36,890			35,610
Stockholders’ equity	45,556			41,921

Total liabilities/stockholders’ equity	$304,898			$313,283

Net interest income		$2,587			$2,656

Interest rate spread (average yield earned minus average rate paid)			3.51%			3.50%

Net interest margin (net interest income divided by average interest-earning assets)			3.63%			3.63%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended March 31,
	2015 Compared to 2014
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(5)	$71	$66
Investment securities	(2)	(67)	(69)
Mortgage-backed securities	(79)	(68)	(147)
Other	4	1	5
Total net change in income on interest-earning assets	(82)	(63)	(145)

Interest-bearing liabilities:
Deposits	(58)	(20)	(78)
Other borrowings	3	(1)	2
Total net change in expense on interest-bearing liabilities	(55)	(21)	(76)

Net change in net interest income	$(27)	$(42)	$(69)

JACKSONVILLE BANCORP, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to the secondary market, originating adjustable rate loans and balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family residential loans. Our portfolio of mortgage-backed securities also provides monthly cash flow. The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than time deposits. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

The Company uses a comprehensive asset/liability software package provided by a third-party vendor to perform interest rate sensitivity analysis for all product categories. The primary focus of the Company’s analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investment securities and loans. All of the Company’s interest rate sensitive assets and liabilities are analyzed by product type and repriced based upon current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 300 basis points in 100 basis point increments.

The following table shows projected results at March 31, 2015 and December 31, 2014 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2015		December 31, 2014		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(1)	-0.01%	(167)	-1.47%	> (20.00)%
+ 200 basis points	29	0.27%	(116)	-1.02%	> (20.00)%
+ 100 basis points	80	0.72%	(46)	-0.40%	> (12.50)%
- 100 basis points	(11)	-0.10%	(180)	-1.59%	> (12.50)%

The table above indicates that as of March 31, 2015, in the event of a 200 basis point increase in interest rates, we would experience a 0.27% increase in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 0.10% decrease in net interest income.

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

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings

At March 31, 2015, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.               Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan (1)
January 1 – January 31	-	-	-	41,758
February 1 – February 28	-	-	-	41,758
March 1 – March 31	-	-	-	41,758
(1)
On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company can repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the repurchase of 50,260 shares permitted under the program.

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 05/11/2015	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS