Form 10-Q
period 2015-06-30
Jacksonville Bancorp, Inc.
filed 2015-08-06
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period of _______ to _________

Commission File Number 001-34821

Jacksonville Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	36-4670835
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1211 West Morton Avenue Jacksonville, Illinois	62650
(Address of principal executive office)	(Zip Code)

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
                              ☐ Yes           ☒  No

As of August 1, 2015, there were 1,789,523 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

June 30, 2015

EXHIBITS

Section 302 Certifications
Section 906 Certification
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Label Linkbase Document
XBRL Taxonomy Presentation Linkbase Document

1

PART I – FINANCIAL INFORMATION

2

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$8,030,015	$9,611,638
Interest-earning time deposits in banks	1,974,000	-
Investment securities - available for sale	56,553,257	55,264,976
Mortgage-backed securities - available for sale	33,026,453	41,419,921
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	69,471	73,766
Loans held for sale - net	237,364	235,600
Loans receivable - net of allowance for loan losses of $2,923,046 and $2,956,264 as of June 30, 2015 and December 31, 2014	184,857,849	184,718,612
Premises and equipment - net	4,812,156	4,945,983
Cash surrender value of life insurance	7,002,988	6,912,917
Accrued interest receivable	1,891,038	1,713,243
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $49,726 and $56,969 as of June 30, 2015 and December 31, 2014	618,010	632,634
Real estate owned	293,982	176,671
Income taxes receivable	98,274	-
Deferred income taxes	1,725,445	1,486,206
Other assets	895,713	892,118

Total Assets	$305,926,382	$311,924,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$238,523,871	$245,941,562
Other borrowings	14,548,788	13,821,730
Advance payments by borrowers for taxes and insurance	1,029,019	962,762
Accrued interest payable	143,081	166,052
Deferred compensation payable	4,370,123	4,252,720
Income taxes payable	-	200,781
Other liabilities	1,709,393	1,562,947
Total liabilities	260,324,275	266,908,554

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,789,523 shares as of June 30, 2015 and 1,799,483 shares as of December 31, 2014	17,895	17,995
Additional paid-in-capital	13,601,973	13,900,743
Retained earnings	31,975,644	30,635,787
Less: Unallocated ESOP shares	(238,450)	(249,910)
Accumulated other comprehensive income	245,045	711,483
Total stockholders’ equity	45,602,107	45,016,098

Total Liabilities and Stockholders’ Equity	$305,926,382	$311,924,652

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,345,009	$2,287,872	$4,688,363	$4,565,331
Investment securities	393,613	443,985	774,436	893,561
Mortgage-backed securities	114,006	246,030	286,373	564,665
Other	6,951	597	11,899	698
Total interest income	2,859,579	2,978,484	5,761,071	6,024,255

INTEREST EXPENSE:
Deposits	288,148	368,858	597,075	755,330
Other borrowings	4,993	2,178	10,116	5,364
Total interest expense	293,141	371,036	607,191	760,694

NET INTEREST INCOME	2,566,438	2,607,448	5,153,880	5,263,561
PROVISION FOR LOAN LOSSES	35,000	30,000	65,000	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,531,438	2,577,448	5,088,880	5,203,561

NON-INTEREST INCOME:
Fiduciary activities	68,813	62,272	147,439	146,347
Commission income	400,676	301,569	708,789	655,905
Service charges on deposit accounts	169,294	183,488	325,730	343,144
Mortgage banking operations, net	52,588	49,833	95,528	62,246
Net realized gains on sales of available-for-sale securities	78,860	61,727	212,076	161,582
Loan servicing fees	85,481	90,642	172,961	182,575
ATM and bank card interchange income	133,641	127,948	257,908	248,098
Other	73,934	70,199	178,314	145,313
Total non-interest income	1,063,287	947,678	2,098,745	1,945,210

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,623,598	1,588,778	3,261,840	3,174,635
Occupancy and equipment	243,920	236,692	499,314	495,228
Data processing and telecommunications	141,718	136,004	289,365	274,588
Professional	50,873	313,335	96,610	369,406
Postage and office supplies	59,333	57,934	114,443	120,802
ATM and bank card expense	60,312	74,038	116,897	149,925
Other	251,429	317,091	568,503	609,634
Total non-interest expense	2,431,183	2,723,872	4,946,972	5,194,218

INCOME BEFORE INCOME TAXES	1,163,542	801,254	2,240,653	1,954,553
INCOME TAXES	327,139	176,277	617,993	489,786

NET INCOME	$836,403	$624,977	$1,622,660	$1,464,767

NET INCOME PER COMMON SHARE - BASIC	$0.47	$0.35	$0.91	$0.82
NET INCOME PER COMMON SHARE - DILUTED	$0.47	$0.35	$0.91	$0.81
DIVIDENDS DECLARED PER SHARE	$0.08	$0.08	$0.16	$0.16

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net Income	$836,403	$624,977	$1,622,660	$1,464,767

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available- for-sale securities, net of taxes of $(467,102) and $582,945 for the three months ended June 30, 2015 and 2014, respectively, and $(168,180) and $1,046,929 for the six months ended June 30, 2015 and 2014, respectively.	(906,729)	1,131,600	(326,468)	2,032,274
Less: reclassification adjustment for realized gains included in net income, net of taxes of $26,813 and $20,987, for the three months ended June 30, 2015 and 2014, respectively, and $72,106 and $54,938 for the six months ended June 30, 2015 and 2014, respectively.	52,047	40,740	139,970	106,644
	(958,776)	1,090,860	(466,438)	1,925,630

Comprehensive Income (Loss)	$(122,373)	$1,715,837	$1,156,222	$3,390,397

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders’
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income	Equity

BALANCE, DECEMBER 31, 2014	$17,995	$13,900,743	$30,635,787	$(249,910)	$711,483	$45,016,098

Net Income	-	-	1,622,660	-	-	1,622,660

Other comprehensive loss	-	-	-	-	(466,438)	(466,438)

Stock repurchases	(269)	(623,769)	-	-	-	(624,038)

Exercise of stock options	169	261,195	-	-	-	261,364
Tax benefit of non-qualified options	-	4,138	-	-	-	4,138
Vesting options expense	-	44,711	-	-	-	44,711

Shares held by ESOP, committed to be released	-	14,955	-	11,460	-	26,415

Dividends ($0.16 per share)	-	-	(282,803)	-	-	(282,803)

BALANCE, JUNE 30, 2015	$17,895	$13,601,973	$31,975,644	$(238,450)	$245,045	$45,602,107

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,622,660	$1,464,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	192,926	194,456
Amortization of investment premiums and discounts, net	360,551	329,580
Accretion of loan discounts	(259)	(259)
Net realized gains on sales of available-for-sale securities	(212,076)	(161,582)
Provision for loan losses	65,000	60,000
Mortgage banking operations, net	(95,528)	(62,246)
(Gain) loss on sale of real estate owned	(7,607)	5,569
Shares held by ESOP commited to be released	26,415	23,125
Tax benefit related to stock options exercised	4,138	3,860
Stock option compensation expense	44,711	44,711
Changes in income taxes payable	(299,055)	(82,389)
Changes in assets and liabilities	(5,999)	1,207,100
Net cash provided by operations before loan sales	1,695,877	3,026,692
Origination of loans for sale to secondary market	(8,652,121)	(6,074,896)
Proceeds from sales of loans to secondary market	8,754,154	5,933,423
Net cash provided by operating activities	1,797,910	2,885,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-earning time deposits	(1,974,000)	-
Purchases of investment and mortgage-backed securities	(17,594,920)	(12,590,753)
Maturity or call of investment securities available-for-sale	1,000,000	-
Sale of investment securities available-for-sale	19,675,553	13,337,041
Principal payments on mortgage-backed and investment securities	3,173,649	3,181,765
Proceeds from sale of real estate owned	47,085	78,930
Net change in loans	(377,948)	6,683,166
Additions to premises and equipment	(59,099)	(74,940)

Net cash provided by investing activities	3,890,320	10,615,209

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$(7,417,691)	$347,666
Net change in other borrowings	727,058	(14,302,568)
Increase in advance payments by borrowers for taxes and insurance	66,257	161,866
Exercise of stock options	261,364	149,252
Stock repurchases	(624,038)	(370,732)
Dividends paid - common stock	(282,803)	(285,987)

Net cash used in financing activities	(7,269,853)	(14,300,503)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,581,623)	(800,075)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,611,638	6,098,870

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,030,015	$5,298,795

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$619,983	$784,386
Interest on other borrowings	10,179	6,179
Income taxes paid	916,000	572,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$180,325	$-
Loans to facilitate sales of real estate owned	-	90,000

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2015 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014. The results of operations for the three and six month periods are not necessarily indicative of the results which may be expected for the entire year, or any other interim period. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 filed as an exhibit to the Company’s Form 10-K filed in March 2015. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

Certain amounts included in the 2014 consolidated statements have been reclassified to conform to the 2015 presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements. Early adoption would be permitted, but not before the original public entity effective date.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) – Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures. ASU No. 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition, the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company adopted ASU No. 2014-11 and included additional disclosures.

In April 2015, the FASB issued ASU No.2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing agreement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company’s current method of accounting for fees paid in a cloud computing arrangement is consistent with the accounting guidance provided by ASU No. 2015-05. Therefore, the adoption of ASU No. 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans. Average shares outstanding exclude unallocated ESOP shares.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income available to common shareholders	$836,403	$624,977	$1,622,660	$1,464,767

Basic average shares outstanding	1,774,375	1,795,133	1,774,828	1,794,883

Diluted potential common shares:
Stock option equivalents	14,442	11,347	13,618	8,156
Diluted average shares outstanding	1,788,817	1,806,480	1,788,446	1,803,039

Basic earnings per share	$0.47	$0.35	$0.91	$0.82

Diluted earnings per share	$0.47	$0.35	$0.91	$0.81

4.	STOCK–BASED COMPENSATION

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

A summary of ESOP shares at June 30, 2015 and 2014 is shown below.

	June 30, 2015	June 30, 2014
Unearned shares	23,845	27,636
Shares committed for release	1,146	1,122
Allocated shares	55,919	54,539
Total ESOP shares	80,910	83,297

Fair value of unearned shares	$562,027	$584,225

On April 24, 2012, our shareholders approved the 2012 Stock Option Plan. On this same date, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock. The stock options vest over a five-year period and expire ten years after issuance. Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the six months ended June 30, 2015.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2014	85,835	$15.65
Granted	-	-
Exercised	(16,965)	15.65
Forfeited	-	-

Outstanding, June 30, 2015	68,870	$15.65	6.75	$545,450

Exercisable, June 30, 2015	26,785	$15.65	6.75	$212,137

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $23.57 per share on June 30, 2015.

5.	LOAN PORTFOLIO COMPOSITION

At June 30, 2015 and December 31, 2014, the composition of the Company’s loan portfolio is shown below.

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$42,895,033	23.2%	$44,561,089	24.2%
Commercial	39,843,156	21.6	40,474,855	21.9
Agricultural	43,624,784	23.6	40,119,130	21.7
Home equity	11,182,130	6.0	11,283,264	6.1
Total real estate loans	137,545,103	74.4	136,438,338	73.9

Commercial loans	25,113,932	13.6	26,813,880	14.5
Agricultural loans	12,227,735	6.6	11,844,973	6.4
Consumer loans	12,906,675	7.0	12,587,101	6.8
Total loans receivable	187,793,445	101.6	187,684,292	101.6

Less:
Net deferred loan fees	12,550	0.0	9,416	0.0
Allowance for loan losses	2,923,046	1.6	2,956,264	1.6
Total loans receivable, net	$184,857,849	100.0%	$184,718,612	100.0%

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended June 30, 2015, June 30, 2014, and December 31, 2014.

	June 30, 2015
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance,
April 1, 2015	$1,032,299	$799,534	$212,051	$162,167	$401,231	$116,529	$159,703	$87,482	$2,970,996
Provision charged to expense	(15,895)	41,544	1,759	(4,591)	(9,263)	8,533	19,578	(6,665)	35,000
Losses charged off	(105,118)	-	-	-	-	-	(6,822)	-	(111,940)
Recoveries	19,447	6,346	-	525	26	-	2,646	-	28,990
Ending balance, June 30, 2015	$930,733	$847,424	$213,810	$158,101	$391,994	$125,062	$175,105	$80,817	$2,923,046

Beginning Balance, January 1, 2015	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264
Provision charged to expense	16,844	4,334	18,264	(57,014)	(29,926)	67,128	17,909	27,461	65,000
Losses charged off	(105,118)	(27,464)	-	-	-	-	(13,252)	-	(145,834)
Recoveries	19,747	15,091	-	9,538	111	-	3,129	-	47,616
Ending balance, June 30, 2015	$930,733	$847,424	$213,810	$158,101	$391,994	$125,062	$175,105	$80,817	$2,923,046

Ending balance:
individually evaluated for impairment	$192,916	$430,596	$-	$9,982	$141,946	$-	$-	$-	$775,440
Ending balance:
collectively evaluated for impairment	$737,817	$416,828	$213,810	$148,119	$250,048	$125,062	$175,105	$80,817	$2,147,606

Loans:
Ending balance	$42,895,033	$39,843,156	$43,624,784	$11,182,130	$25,113,932	$12,227,735	$12,906,675	$-	$187,793,445
Ending balance:
individually evaluated for impairment	$681,410	$1,569,830	$862,765	$43,046	$221,519	$375,979	$1,149	$-	$3,755,698
Ending balance:
collectively evaluated for impairment	$42,213,623	$38,273,326	$42,762,019	$11,139,084	$24,892,413	$11,851,756	$12,905,526	$-	$184,037,747

	June 30, 2014
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2014	$1,062,470	$714,561	$178,854	$198,395	$834,930	$43,650	$199,926	$135,696	$3,368,482
Provision charged to expense	(32,365)	86,603	(3,151)	(23,445)	(96,626)	6,590	(16,481)	108,875	30,000
Losses charged off	(30,000)	(30,000)	-	-	-	-	-	-	(60,000)
Recoveries	660	168	-	525	32	-	1,400	-	2,785
Ending balance, June 30, 2014	$1,000,765	$771,332	$175,703	$175,475	$738,336	$50,240	$184,845	$244,571	$3,341,267

Beginning Balance, January 1, 2014	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434
Provision charged to expense	173,661	118,878	675	(27,568)	(295,885)	(2,558)	3,900	88,897	60,000
Losses charged off	(30,000)	(93,474)	-	-	-	-	(5,503)	-	(128,977)
Recoveries	960	168	-	1,050	32	-	1,600	-	3,810
Ending balance, June 30, 2014	$1,000,765	$771,332	$175,703	$175,475	$738,336	$50,240	$184,845	$244,571	$3,341,267

Ending balance:
individually evaluated for impairment	$151,622	$305,955	$-	$-	$460,722	$-	$11,689	$-	$929,988
Ending balance:
collectively evaluated for impairment	$849,143	$465,377	$175,703	$175,475	$277,614	$50,240	$173,156	$244,571	$2,411,279

Loans:
Ending balance	$43,684,425	$37,004,558	$35,266,843	$10,831,605	$27,187,727	$10,047,982	$13,223,710	$-	$177,246,850
Ending balance:
individually evaluated for impairment	$533,710	$1,457,895	$126,323	$29,246	$547,437	$-	$110,179	$-	$2,804,790
Ending balance:
collectively evaluated for impairment	$43,150,715	$35,546,663	$35,140,520	$10,802,359	$26,640,290	$10,047,982	$13,113,531	$-	$174,442,060

	December 31, 2014
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2013	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434
Provision charged to expense	241,875	392,009	20,518	5,887	(327,057)	5,136	3,950	(102,318)	240,000
Losses charged off	(100,319)	(287,474)	-	(5,403)	(285,411)	-	(25,781)	-	(704,388)
Recoveries	1,560	5,168	-	3,100	88	-	4,302	-	14,218
Ending balance, December 31, 2014	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264

Ending balance:
individually evaluated for impairment	$183,196	$348,240	$-	$9,982	$154,089	$-	$-	$-	$695,507
Ending balance:
collectively evaluated for impairment	$816,064	$507,223	$195,546	$195,595	$267,720	$57,934	$167,319	$53,356	$2,260,757

Loans:
Ending balance	$44,561,089	$40,474,855	$40,119,130	$11,283,264	$26,813,880	$11,844,973	$12,587,101	$-	$187,684,292
Ending balance:
individually evaluated for impairment	$713,962	$1,690,251	$1,009,889	$37,531	$240,805	$258,140	$8,469	$-	$3,959,047
Ending balance:
collectively evaluated for impairment	$43,847,127	$38,784,604	$39,109,241	$11,245,733	$26,573,075	$11,586,833	$12,578,632	$-	$183,725,245

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2015 and December 31, 2014.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Rating:
Pass	$39,357,935	$41,530,699	$37,495,158	$38,122,972	$42,762,019	$39,109,241	$10,774,328	$10,833,853
Special Mention	1,352,641	655,049	224,432	53,750	862,765	887,048	127,563	162,103
Substandard	2,184,457	2,375,341	2,123,566	2,298,133	-	122,841	280,239	287,308
Total	$42,895,033	$44,561,089	$39,843,156	$40,474,855	$43,624,784	$40,119,130	$11,182,130	$11,283,264

	Commercial		Agricultural		Consumer		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Rating:
Pass	$24,884,661	$26,563,823	$11,413,067	$11,586,833	$12,611,837	$12,386,412	$179,299,005	$180,133,833
Special Mention	-	-	814,668	258,140	59,019	80,544	3,441,088	2,096,634
Substandard	229,271	250,057	-	-	235,819	120,145	5,053,352	5,453,825
Total	$25,113,932	$26,813,880	$12,227,735	$11,844,973	$12,906,675	$12,587,101	$187,793,445	$187,684,292

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$184,064	$-	$734,422	$918,486	$41,976,547	$42,895,033	$-
Commercial real estate	-	-	794,110	794,110	39,049,046	39,843,156	-
Agricultural real estate	-	-	-	-	43,624,784	43,624,784	-
Home equity	39,407	54,072	46,882	140,361	11,041,769	11,182,130	-
Commercial	-	64,827	-	64,827	25,049,105	25,113,932	-
Agricultural	-	-	-	-	12,227,735	12,227,735	-
Consumer	77,364	18,224	22,897	118,485	12,788,190	12,906,675	-
Total	$300,835	$137,123	$1,598,311	$2,036,269	$185,757,176	$187,793,445	$-

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$420,086	$286,622	$613,534	$1,320,242	$43,240,847	$44,561,089	$-
Commercial real estate	-	794,110	39,023	833,133	39,641,722	40,474,855	-
Agricultural real estate	-	-	122,841	122,841	39,996,289	40,119,130	-
Home equity	96,971	11,561	58,360	166,892	11,116,372	11,283,264	-
Commercial	-	-	-	-	26,813,880	26,813,880	-
Agricultural	-	-	-	-	11,844,973	11,844,973	-
Consumer	90,558	5,531	16,560	112,649	12,474,452	12,587,101	-
Total	$607,615	$1,097,824	$850,318	$2,555,757	$185,128,535	$187,684,292	$-

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

The following tables present impaired loans at or for the three and six months ended June 30, 2015 and for the year ended December 31, 2014.

	Three Months Ended June 30, 2015
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$120,414	$120,414	$-	$212,578	$3,079	$3,091
Commercial real estate	452,315	452,315	-	705,529	8,921	12,793
Agricultural real estate	862,765	862,765	-	862,765	7,679	-
Home equity	33,064	33,064	-	44,070	845	843
Agricultural	375,979	375,979	-	232,012	390	-
Consumer	1,149	1,149	-	1,346	-	24
Loans with a specific allowance:
One-to-four family residential	560,996	560,996	192,916	571,671	5,649	3,608
Commercial real estate	1,117,515	1,117,515	430,596	1,119,808	16,864	5,489
Home equity	9,982	9,982	9,982	9,982	176	180
Commercial	221,519	221,519	141,946	275,509	2,190	-
Total:
One-to-four family residential	681,410	681,410	192,916	784,249	8,728	6,699
Commercial real estate	1,569,830	1,569,830	430,596	1,825,337	25,785	18,282
Agricultural real estate	862,765	862,765	-	862,765	7,679	-
Home equity	43,046	43,046	9,982	54,052	1,021	1,023
Commercial	221,519	221,519	141,946	275,509	2,190	-
Agricultural	375,979	375,979	-	232,012	390	-
Consumer	1,149	1,149	-	1,346	-	24
Total	$3,755,698	$3,755,698	$775,440	$4,035,270	$45,793	$26,028

	Six Months Ended June 30, 2015
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$120,414	$120,414	$-	$213,702	$6,184	$5,954
Commercial real estate	452,315	452,315	-	795,806	19,904	20,324
Agricultural real estate	862,765	862,765	-	867,192	21,554	30,345
Home equity	33,064	33,064	-	41,507	1,640	1,636
Agricultural	375,979	375,979	-	185,965	3,152	-
Consumer	1,149	1,149	-	1,513	51	54
Loans with a specific allowance:
One-to-four family residential	560,996	560,996	192,916	576,407	16,517	12,668
Commercial real estate	1,117,515	1,117,515	430,596	1,121,829	33,628	10,529
Home equity	9,982	9,982	9,982	9,982	351	361
Commercial	221,519	221,519	141,946	279,501	5,397	6,117
Total:
One-to-four family residential	681,410	681,410	192,916	790,109	22,701	18,622
Commercial real estate	1,569,830	1,569,830	430,596	1,917,635	53,532	30,853
Agricultural real estate	862,765	862,765	-	867,192	21,554	30,345
Home equity	43,046	43,046	9,982	51,489	1,991	1,997
Commercial	221,519	221,519	141,946	279,501	5,397	6,117
Agricultural	375,979	375,979	-	185,965	3,152	-
Consumer	1,149	1,149	-	1,513	51	54
Total	$3,755,698	$3,755,698	$775,440	$4,093,404	$108,378	$87,988

	Year Ended December 31, 2014
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$129,272	$129,272	$-	$220,541	$12,818	$13,076
Commercial real estate	564,610	564,610	-	757,616	19,826	18,816
Agricultural real estate	1,009,889	1,009,889	-	1,037,661	58,253	149,159
Agricultural business	258,140	258,140	-	358,529	13,723	1,046
Home equity	27,549	27,549	-	29,505	2,881	2,939
Consumer	8,469	8,469	-	12,285	951	964
Loans with a specific allowance:
One-to-four family residential	584,690	584,690	183,196	604,031	28,722	26,783
Commercial real estate	1,125,641	1,125,641	348,240	1,134,401	66,864	60,012
Commercial	240,805	240,805	154,089	319,812	14,425	16,554
Home equity	9,982	9,982	9,982	9,993	247	187
Total:
One-to-four family residential	713,962	713,962	183,196	824,572	41,540	39,859
Commercial real estate	1,690,251	1,690,251	348,240	1,892,017	86,690	78,828
Agricultural real estate	1,009,889	1,009,889	-	1,037,661	58,253	49,159
Commercial	240,805	240,805	154,089	319,812	14,425	16,554
Agricultural business	258,140	258,140	-	358,529	13,723	1,046
Home equity	37,531	37,531	9,982	39,498	3,128	3,126
Consumer	8,469	8,469	-	12,285	951	964
Total	$3,959,047	$3,959,047	$695,507	$4,484,374	$218,710	$189,536

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

When loans are modified into a TDR, the Company evaluates any possible impairment similar to other impaired loans based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or based upon on the current fair value of the collateral, less selling costs for collateral dependent loans. If the Company determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

The following table presents the recorded balance, at original cost, of TDRs, as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
One-to-four family residential	$744,332	$747,470
Commercial real estate	1,150,341	1,265,079
Agricultural real estate	-	-
Home equity	16,454	15,379
Commercial loans	78,060	212,579
Agricultural loans	-	-
Consumer loans	106,286	42,786
Total	$2,095,473	$2,283,293

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
One-to-four family residential	$546,391	$747,470
Commercial real estate	356,231	1,265,079
Agricultural real estate	-	-
Home equity	13,316	15,379
Commercial loans	78,060	212,579
Agricultural loans	-	-
Consumer loans	106,286	42,786
Total	$1,100,284	$2,283,293

The following tables present loans modified as TDRs during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment
One-to-four family residential	-	$-	1	$103,434
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	1	2,497	1	2,497
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	1	66,650	2	68,589
Total	2	$69,147	4	$174,520

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment
One-to-four family residential	-	$-	-	$-
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	1	18,489
Total	-	$-	1	$18,489

2015 Modifications

The Company modified one residential real estate loan with a recorded investment of $103,434. The modification was made to consolidate and restructure delinquent loans into a workout. The modification did not result in a write-off of the principal balance.

The Company modified one home equity loan with a recorded investment of $2,497. The modification was made to extend the term to lower the payment amount. The modification did not result in a write-off of the principal balance.

The Company modified two consumer loans with a recorded investment of $68,589. The modifications were made to extend the payment schedule three and four months, respectively. The modifications did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the six month period ended June 30, 2015, three residential real estate loans of $197,941, one commercial loan of $794,110 and one home equity loan of $3,138 were considered defaulted TDRs as they were more than 90 days past due at June 30, 2015. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

2014 Modifications

The Company modified one consumer loan with a recorded investment of $18,489. The modification was made to change the payment schedule to interest-only for three months. The modification did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the six month period ended June 30, 2014, two residential real estate loans of $38,956, two commercial loans of $286,411 and one home equity loan of $3,802 were considered defaulted TDRs as they were more than 90 days past due at June 30, 2014. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

The following table presents the Company’s nonaccrual loans at June 30, 2015 and December 31, 2014. This table excludes performing troubled debt restructurings.

	June 30, 2015	December 31, 2014
One-to-four family residential	$1,107,660	$994,855
Commercial real estate	880,641	932,578
Agricultural real estate	-	122,841
Home equity	94,319	120,698
Commercial loans	16,423	22,438
Agricultural loans	-	-
Consumer loans	186,358	70,643
Total	$2,285,401	$2,264,053

6.       INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2015:
U.S. government and agencies	$14,331,225	$56,785	$(141,419)	$14,246,591
Mortgage-backed securities (government-sponsored enterprises - residential)	32,930,384	269,192	(173,123)	33,026,453
Municipal bonds	41,946,821	1,038,657	(678,812)	42,306,666
	$89,208,430	$1,364,634	$(993,354)	$89,579,710

December 31, 2014:
U.S. government and agencies	$10,031,683	$65,328	$(138,738)	$9,958,273
Mortgage-backed securities (government-sponsored enterprises - residential)	41,196,695	433,757	(210,531)	41,419,921
Municipal bonds	44,378,515	1,457,977	(529,789)	45,306,703
	$95,606,893	$1,957,062	$(879,058)	$96,684,897

The amortized cost and fair value of available-for-sale securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$735,583	$747,423
More than one year to five years	8,622,028	8,866,964
More than five years to ten years	29,558,368	29,645,684
After ten years	17,362,067	17,293,186
	56,278,046	56,553,257
Mortgage-backed securities (government-sponsored enterprises - residential)	32,930,384	33,026,453
	$89,208,430	$89,579,710

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $20,559,000 at June 30, 2015 and $21,122,000 at December 31, 2014.

The carrying value of securities sold under agreement to repurchase amounted to $10,666,000 at June 30, 2015 and $9,165,000 at December 31, 2014. At June 30, 2015, we had $6,788,000 of repurchase agreements secured by mortgage backed securities and $2,761,000 in repurchase agreements secured by U.S. government agency bonds. All of our repurchase agreements mature overnight. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $79,000 and $62,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended June 30, 2015 and 2014, respectively. Gross gains of $244,000 and $182,000 and gross losses of $32,000 and $20,000 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2015 and 2014, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 and December 31, 2014 were $40,725,000, and $40,587,000, respectively, which were approximately 45% and 42% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2015 and December 31, 2014.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
June 30, 2015:
U.S. government agencies	$(87,768)	$8,298,175	$(53,651)	$1,899,079	$(141,419)	$10,197,254
Mortgage-backed securities (government sponsored enterprises - residential)	(71,731)	7,700,622	(101,392)	5,075,468	(173,123)	12,776,090
Municipal bonds	(295,658)	11,377,689	(383,154)	6,374,194	$(678,812)	$17,751,883
Total	$(455,157)	$27,376,486	$(538,197)	$13,348,741	$(993,354)	$40,725,227

December 31, 2014:
U.S. government agencies	$(28,208)	$2,955,829	$(110,530)	$3,949,940	$(138,738)	$6,905,769
Mortgage-backed securities (government sponsored enterprises - residential)	(13,358)	2,061,203	(197,173)	13,725,099	(210,531)	15,786,302
Municipal bonds	(44,654)	3,953,168	(485,135)	13,942,169	(529,789)	17,895,337
Total	$(86,220)	$8,970,200	$(792,838)	$31,617,208	$(879,058)	$40,587,408

The unrealized losses on the Company’s investments in municipal bonds, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

7.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2015	December 31, 2014
Net unrealized gains on securities available-for-sale	$371,280	$1,078,004
Tax effect	(126,235)	(366,521)
Net-of-tax amount	$245,045	$711,483

8.       CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six months ended June 30, 2015 and 2014, were as follows:

	Amounts Reclassified
	from AOCI
	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Statements of Income
Unrealized gains on available-for-sale securities	$78,860	$61,727	$212,076	$161,582	Net realized gains on sales of available-for-sale securities
Tax effect	(26,813)	(20,987)	(72,106)	(54,938)	Income taxes
Total reclassification out of AOCI	$52,047	$40,740	$139,970	$106,644	Net reclassified amount

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

		June 30, 2015
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$14,246,591	$-	$14,246,591	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	33,026,453	-	33,026,453	-
Municipal bonds	42,306,666	-	42,306,666	-

		December 31, 2014
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and
agencies	$9,958,273	$-	$9,958,273	$-
Mortgage-backed securities
(Government sponsored
enterprises - residential)	41,419,921	-	41,419,921	-
Municipal bonds	45,306,703	-	45,306,703	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2015.

Available-for-Sale Securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

June 30, 2015
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$994,160	$-	$-	$994,160
Foreclosed assets	293,982	-	-	293,982

December 31, 2014
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
(collateral dependent)	$1,147,400	$-	$-	$1,147,400

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

	Fair Value at 6/30/15	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Foreclosed assets	$293,982	Market comparable properties	Comparability adjustments (%)	30%

Collateral-dependent impaired loans	994,160	Market comparable properties	Marketability discount	25% – 50% (40%)

	Fair Value at 12/31/14	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,147,400	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

			June 30, 2015
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$8,030,015	$8,030,015	$-	$-
Interest-earning time deposits in banks	$1,974,000	-	1,974,000	-
Other investments	69,471	-	69,471	-
Loans held for sale	237,364	-	237,364	-
Loans, net of allowance for loan losses	184,857,849	-	-	184,568,000
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,891,038	-	1,891,038	-
Financial Liabilities
Deposits	238,523,871	-	152,036,136	88,395,989
Short-term borrowings	14,548,788	-	9,548,788	4,995,194
Advances from borrowers for taxes and insurance	1,029,019	-	1,029,019	-
Interest payable	143,081	-	143,081	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2014
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$9,611,638	$9,611,638	$-	$-
Other investments	73,766	-	73,766	-
Loans held for sale	235,600	-	235,600	-
Loans, net of allowance for loan losses	184,718,612	-	-	184,573,401
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,713,243	-	1,713,243	-
Financial Liabilities
Deposits	245,941,562	-	151,341,999	96,956,400
Short-term borrowings	13,821,730	-	8,821,730	4,996,109
Advances from borrowers for taxes and insurance	962,762	-	962,762	-
Interest payable	166,052	-	166,052	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the six month period ended June 30, 2015 and the year ended December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Balance, beginning of period	$632,634	$673,576
Servicing rights capitalized	37,663	53,859
Amortization of servicing rights	(59,530)	(111,224)
Change in valuation allowance	7,243	16,423
Balance, end of period	$618,010	$632,634

Activity in the valuation allowance for mortgage servicing rights for the six month period ended June 30, 2015 and the year ended December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Balance, beginning of period	$56,969	$73,392
Additions	-	-
Reductions	(7,243)	(16,423)
Balance, end of period	$49,726	$56,969

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2015 and 2014 is shown below.

	June 30, 2015	June 30, 2014
Computed at the statutory rate (34%)	$761,822	$664,548
Increase (decrease) resulting from
Tax exempt interest	(214,944)	(257,009)
State income taxes, net	99,455	113,509
Increase in cash surrender value	(29,640)	(31,821)
Other, net	1,300	559

Actual tax expense	$617,993	$489,786

12.	COMMITMENTS AND CONTINGENCIES

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

Forward Looking Statements

This Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, the effect of disruptions in the financial markets, changes in interest rates, general economic conditions, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation, including the Dodd-Frank Act; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services.

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

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Federal Deposit Insurance Corporation adopted the new rule on July 9, 2013. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. The new rule became applicable to Jacksonville Savings Bank beginning in January 2015.

Financial Condition

June 30, 2015 Compared to December 31, 2014

Total assets at June 30, 2015 were $305.9 million, a decrease of $6.0 million, or 1.9%, from $311.9 million at December 31, 2014. The decrease in total assets was primarily due to an $8.4 million decrease in mortgage-backed securities. The decrease was partially offset by an increase of $2.0 million in interest-earning time deposits in other banks.

Cash and cash equivalents decreased $1.6 million to $8.0 million at June 30, 2015, from $9.6 million at December 31, 2014. Investment and mortgage-backed securities were $89.6 million at June 30, 2015, a decrease of $7.1 million, or 7.3%, from $96.7 million at December 31, 2014. The decrease was primarily due to a decrease of $8.4 million in mortgage-backed securities. As cash was received from sales and paydowns on investment and mortgage-backed securities, a portion of the funds were used to fund deposit withdrawals.

Net loans receivable (excluding loans held for sale) increased $139,000 to $184.9 million at June 30, 2015 from $184.7 million at December 31, 2014. The increase in loans was primarily due to an increase of $3.5 million in agricultural real estate loans, reflecting increased land sale activity. The increase in net loans was partially offset by decreases of $1.7 million in residential real estate loans and $1.7 million in commercial business loans, reflecting paydowns on lines of credit. The loan portfolio continues to be affected by low loan demand.

At June 30, 2015 and December 31, 2014, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits decreased $7.4 million, or 3.0%, to $238.5 million at June 30, 2015 from $245.9 million at December 31, 2014. The decrease primarily reflected a $7.9 million decrease in time deposits, partially offset by a $460,000 increase in transaction accounts. Other borrowings, which consisted of $5.0 million in short-term FHLB advances and $9.5 million in overnight repurchase agreements at June 30, 2015, increased a total of $727,000, or 5.3%, from December 31, 2014. The FHLB advances have been used as a low-cost, short-term source of funding. The repurchase agreements are a cash management service provided to our commercial deposit customers.

Total stockholders’ equity increased $586,000, or 1.3%, to $45.6 million at June 30, 2015, compared to $45.0 million at December 31, 2014. The increase in stockholders’ equity was the result of $1.6 million in net income, partially offset by $624,000 in stock repurchases, a $466,000 decrease in accumulated other comprehensive income, and the payment of $283,000 in dividends. Accumulated other comprehensive income decreased primarily due to a decrease in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio due to a decrease in market interest rates. Accumulated other comprehensive income does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General: Net income for the three months ended June 30, 2015 was $836,000, or $0.47 per common share, basic and diluted, compared to net income of $625,000, or $0.35 per common share, basic and diluted, for the three months ended June 30, 2014. The $211,000 increase in net income during the second quarter of 2015, as compared to the second quarter of 2014, reflected an increase of $115,000 in noninterest income and a decrease of $293,000 in noninterest expense, partially offset by a decrease of $41,000 in net interest income and increases of $5,000 in provision for loan losses and $151,000 in income taxes.

Interest Income: Total interest income for the three months ended June 30, 2015 decreased $119,000, or 4.0%, to $2.9 million from $3.0 million during the same period of 2014. The decrease in interest income reflected decreases of $132,000 in interest income on mortgage-backed securities and $50,000 in interest income on investment securities, partially offset by increases of $57,000 in interest income on loans and $6,000 in interest income on other interest-earning assets.

Interest income on loans increased $57,000 to $2.3 million during the second quarter of 2015, as compared to the second quarter of 2014, primarily due to an increase in the average balance of loans. The average balance of the loan portfolio increased $9.4 million to $188.6 million during the second quarter of 2015, as compared to the second quarter of 2014. The increase in the average balance of the loan portfolio reflected increases in the average balance of agricultural real estate and commercial real estate loans due to an increase in new loan originations. The average yield decreased 14 basis points to 4.97% during the second quarter of 2015, compared to 5.11% during the second quarter of 2014, due to the continuing low interest rate environment.

Interest income on investment securities decreased $50,000 to $394,000 during the second quarter of 2015 compared to the second quarter of 2014. The decrease reflected a $5.0 million decrease in the average balance of the investment securities portfolio to $54.2 million during the second quarter of 2015, compared to $59.2 million during the second quarter of 2014. The decrease in the average balance of investment securities reflected the use of investment proceeds to fund new loan originations and the decrease in deposits during this same time period. The average yield of investment securities decreased 10 basis points to 2.90% during the second quarter of 2015 from 3.00% during the second quarter of 2014, due to the continuing low interest rate environment. The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $132,000 to $114,000 during the second quarter of 2015, compared to the second quarter of 2014. The decrease reflected a $16.3 million decrease in the average balance of mortgage-backed securities to $32.8 million during the second quarter of 2015, compared to $49.1 million during the second quarter of 2014. The decrease in the average balance of mortgage-backed securities reflected the use of sales and payment proceeds to fund new loan originations and the decrease in deposits during this same time period. The average yield of mortgage-backed securities decreased 61 basis points to 1.39% for the second quarter of 2015, compared to 2.00% for the second quarter of 2014. The average yield was negatively impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $6,000 to $7,000 during the second quarter of 2015, compared to the second quarter of 2014. The average yield on other interest-earning assets increased to 0.41% during the second quarter of 2015 from 0.10% during the second quarter of 2014. The average balance of these accounts increased $4.3 million to $6.8 million for the three months ended June 30, 2015 compared to $2.5 million for the three months ended June 30, 2014. The increase in the average yield and average balance reflected an increase in the average balance of higher-yielding time deposit accounts during this same time frame.

Interest Expense: Total interest expense decreased $78,000, or 21.0%, to $293,000 during the three months ended June 30, 2015 compared to $371,000 during the three months ended June 30, 2014. The lower interest expense reflected an $81,000 decrease in the cost of deposits.

Interest expense on deposits decreased $81,000 to $288,000 during the second quarter of 2015 compared to $369,000 during the second quarter of 2014. The decrease in interest expense on deposits was due to a decrease in the average balance and average rate paid on our deposits during the second quarter of 2015. The average balance of deposits decreased $14.9 million to $211.1 million during the second quarter of 2015, compared to $226.0 million during the second quarter of 2014. The decrease reflected a $16.7 million decrease in the average balance of time deposit accounts, partially offset by a $1.8 million increase in the average balance of lower cost transaction accounts. The average rate paid on deposits decreased 10 basis points to 0.55% during the second quarter of 2015 from 0.65% during the second quarter of 2014. The decrease reflected the low rate environment, as well as a change in the composition of our deposits to lower-cost transaction accounts from higher-cost time deposits.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $3,000 to $5,000 during the second quarter of 2015. The average balance of borrowed funds increased $2.7 million to $9.5 million during the second quarter of 2015 compared to $6.8 million during the second quarter of 2014, reflecting the use of overnight FHLB advances during 2015. The average rate paid on borrowed funds increased to 0.21% during the second quarter of 2015 compared to 0.13% during the second quarter of 2014.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income decreased by $41,000, or 1.6%, to $2.6 million during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Our net interest margin increased to 3.64% during the second quarter of 2015 from 3.60% during the second quarter of 2014. Our interest rate spread increased to 3.52% during the second quarter of 2015 from 3.47% during the second quarter of 2014. Our ratio of interest earning assets to interest bearing liabilities was 1.28x and 1.25x during the three months ended June 30, 2015 and June 30, 2014, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses increased $5,000 to $35,000 during the second quarter of 2015, compared to $30,000 during the second quarter of 2014. The increase in the provision for loan losses reflected an increase in net charge-offs to $83,000 during the second quarter of 2015, compared to $57,000 during the second quarter of 2014.

The allowance for loan losses decreased $33,000 to $2.9 million at June 30, 2015 from $3.0 million at December 31, 2014. Loans delinquent 30 days or more decreased to $2.0 million, or 1.08% of total loans, as of June 30, 2015, from $2.5 million, or 1.36% of total loans, as of December 31, 2014. Loans delinquent 30 days or more totaled $3.1 million, or 1.73% of total loans at June 30, 2014.

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

	June 30, 2015	December 31, 2014
Nonaccrual loans:
One-to-four family residential	$1,107,660	$994,855
Commercial real estate	880,641	932,578
Agricultural real estate	-	122,841
Commercial business	16,423	22,438
Home equity	94,319	120,698
Consumer	186,358	70,643
Total	$2,285,401	$2,264,053

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	180,102	39,478
Commercial real estate	113,880	137,193
Total	$293,982	$176,671

Total nonperforming assets	$2,579,383	$2,440,724

Total nonperforming loans as a percentage of total loans	1.22%	1.21%

Total nonperforming assets as a percentage of total assets	0.84%	0.78%

Nonperforming assets increased $139,000 to $2.6 million, or 0.84% of total assets, as of June 30, 2015, compared to $2.4 million, or 0.78% of total assets, as of December 31, 2014. The increase in nonperforming assets was due to an increase of $22,000 in nonperforming loans and an increase of $117,000 in foreclosed assets.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2015 and December 31, 2014. All nonaccrual loans are automatically placed on the watch list. The $1.3 million increase in Special Mention credits during the first half of 2015 reflected the addition of a residential real estate borrower and an agricultural borrower during the first quarter of 2015.

	June 30, 2015	December 31, 2014

Special Mention credits	$3,441,088	$2,096,634
Substandard credits	5,053,352	5,453,825
Total watch list credits	$8,494,440	$7,550,459

Non-Interest Income: Non-interest income increased $115,000, or 12.2%, to $1.1 million during the three months ended June 30, 2015 from $948,000 for the same period in 2014. The increase in non-interest income resulted primarily from increases of $99,000 in commission income and $17,000 in gains on the sales of available-for-sale securities. Commission income benefitted from a growth in accounts and improved market conditions. The increase in gains on the sales of securities reflected the increase in market values as sales decreased to $5.2 million during the second quarter of 2015 compared to $6.7 million during the same period of 2014. Securities sales during 2015 and 2014 were primarily made to reduce the volatility to interest rate changes and eliminate faster paying mortgage-backed securities.

Non-Interest Expense: Total non-interest expense decreased $293,000, or 10.8%, to $2.4 million for the three months ended June 30, 2015. The decrease was primarily due to decreases of $262,000 in professional fees and $66,000 in other noninterest expense, partially offset by an increase of $35,000 in salaries and employee benefit expense. The decrease in professional fees was due to a decrease in non-recurring legal and consulting expenses incurred during the three months ended June 30, 2014. The increase in salaries and benefits expense reflected normal cost increases.

Income Taxes: The provision for income taxes increased $151,000 to $327,000 during the second quarter of 2015 compared to the same period of 2014. The increase in the income tax provision reflected an increase in taxable income. The effective tax rate was 28.1% and 22.0% during the three months ended June 30, 2015 and 2014, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General: Net income during the six months ended June 30, 2015 was $1,623,000, or $0.91 per common share, basic and diluted, compared to net income of $1,465,000, or $0.82 per common share, basic, and $0.81 per common share, diluted, during the six months ended June 30, 2014. The $158,000 increase in net income reflected an increase of $154,000 in noninterest income and a decrease of $247,000 in noninterest expense, partially offset by a decrease of $110,000 in net interest income and increases of $5,000 in the provision for loan losses and $128,000 in income taxes.

Interest Income: Total interest income during the six months ended June 30, 2015 decreased $263,000, or 4.4%, to $5.8 million from $6.0 million during the same period of 2014. The decrease in interest income reflected decreases of $278,000 in interest income on mortgage-backed securities and $119,000 in interest income on investment securities, partially offset by increases of $123,000 in interest income on loans and $11,000 in interest income on other interest-earnings assets.

Interest income on loans increased $123,000 to $4.7 million during the six months ended June 30, 2015, compared to the same period of 2014. The increase in interest income on loans was primarily due to an increase in the average balance of loans. The average balance of the loan portfolio increased $7.4 million to $187.0 million during the first six months of 2015 from $179.6 million during the first six months of 2014. The increase in the average balance of the loan portfolio reflected increases in the average balance of agricultural real estate loans and commercial real estate loans due to an increase in new loan originations. The average yield on loans decreased to 5.01% during the first six months of 2015 from 5.09% during the first six months of 2014. The decrease in the average yield on loans reflected lower market rates of interest and the competitive lending environment.

Interest income on investment securities decreased $119,000 to $774,000 during the six months ended June 30, 2015 from the same period of 2014. The decrease in interest income reflected a $7.1 million decrease in the average balance of the investment portfolio to $53.0 million during the first six months of 2015. The decrease in the average balance of investment securities reflected the use of investment proceeds to fund new loan originations and deposit withdrawals. The average yield of investment securities decreased to 2.92% during the first six months of 2015 from 2.97% for the first six months of 2014. The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $278,000 to $286,000 during the six months ended June 30, 2015, compared to the same period of 2014. The decrease reflected decreases in the average balance and average rate of mortgage-backed securities. The average balance of mortgage-backed securities decreased $14.1 million to $35.0 million during the first half of 2015, reflecting the use of sales and payment proceeds for the origination of new loans and to fund deposit withdrawals. The average yield of mortgage-backed securities decreased 67 basis points to 1.63% for the first half of 2015, compared to 2.30% for the first half of 2014. The average yield of mortgage-backed securities was negatively impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities. The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $66,000 to $277,000 during the first six months of 2014, compared to $211,000 during the first six months of 2014.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $11,000 to $12,000 during the first half of 2015, compared to the first half of 2014. The average yield on other interest-earning assets increased 23 basis points to 0.28% during the first half of 2015 from 0.05% during the first half of 2014. The average balance of other interest-earning assets increased $5.9 million to $8.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in the average yield and average balance reflected an increase in the average balance of higher-yielding time deposit accounts during this same time frame.

Interest Expense: Total interest expense decreased $154,000, or 20.2%, to $607,000 during the six months ended June 30, 2015 compared to $761,000 during the six months ended June 30, 2014. The lower interest expense reflected a $158,000 decrease in the cost of deposits.

Interest expense on deposits decreased $158,000 to $597,000 for the six months ended June 30, 2015 compared to $755,000 for the six months ended June 30, 2014. The decrease in interest expense on deposits was primarily due to a decrease of $13.2 million in the average balance of deposits to $212.3 million for the first half of 2015 compared to $225.5 million for the first half of 2014. The decrease reflected a $15.9 million decrease in the average balance of time deposit accounts, partially offset by a $2.7 million increase in the average balance of lower cost transaction accounts. The average rate paid on deposits decreased 11 basis points to 0.56% during the first half of 2015 from 0.67% during the first half of 2014, as a result of the low interest rate environment. The decrease also reflected lower average deposit balances, as well as a change in the composition of our deposits to lower-cost transaction accounts from higher-cost time deposits.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $5,000 to $10,000 during the first six months of 2015, compared to the same period of 2014. The average rate paid on borrowed funds increased to 0.22% during the first half of 2015 compared to 0.12% during the first half of 2014. The average balance of borrowed funds increased $515,000 to $9.2 million during the first half of 2015, compared to the first half of 2014.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income decreased by $110,000, or 2.1%, to $5.2 million for the six months ended June 30, 2015 from $5.3 million for the six months ended June 30, 2014. Our net interest margin increased to 3.63% for the first half of 2015 from 3.61% for the first half of 2014. Our interest rate spread increased to 3.51% during the first half of 2015 from 3.49% during the first half of 2014.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30, 2015	June 30, 2014

Balance at beginning of period	$2,956,264	$3,406,434
Charge-offs:
One-to-four family residential	105,118	30,000
Commercial real estate	27,464	93,474
Consumer	13,252	5,503
Total	145,834	128,977
Recoveries:
One-to-four family residential	19,747	960
Commercial real estate	15,091	168
Commercial business	111	32
Home equity	9,538	1,050
Consumer	3,129	1,600
Total	47,616	3,810
Net loan charge-offs	98,218	125,167
Additions charged to operations	65,000	60,000
Balance at end of period	$2,923,046	$3,341,267

The allowance for loan losses decreased $418,000 to $2.9 million at June 30, 2015, from $3.3 million at June 30, 2014. The decrease was the result of net charge-offs exceeding the provision for loan losses. The provision increased $5,000 to $65,000 during the first six months of 2015, compared to $60,000 during the first six months of 2014. Net charge-offs equaled $98,000 during the first half of 2015, compared to $125,000 during the first half of 2014.

Non-Interest Income: Non-interest income increased $154,000, or 7.9%, to $2.1 million for the six months ended June 30, 2015. The increase in non-interest income resulted primarily from increases of $53,000 in commission income, $50,000 in gains on the sales of available-for-sale securities, and $33,000 in net income from mortgage banking operations. The increase in commission income reflected improved market conditions and account growth during 2015. Securities sales during the first half of 2015 and 2014 were primarily made to reduce the volatility to interest rate changes in municipal bonds and to eliminate faster paying mortgage-backed securities. Gains on the sales of securities reflected a higher volume of securities sales totaling $19.7 million during the first half of 2015 compared to $13.3 million during the same period of 2014. Net income on mortgage banking operations increased due to a higher volume of loan sales in the first half of 2015, as we sold $8.8 million of loans to the secondary market during the first half of 2015, compared to $5.9 million during the same period of 2014. The higher volume of sales reflected an increased volume of mortgage originations, which are affected by changes in market interest rates.

Non-Interest Expense: Total non-interest expense decreased $247,000, or 4.8%, to $4.9 million for the six months ended June 30, 2015 compared to the same period of 2014. The decrease in non-interest expense consisted primarily of decreases of $273,000 in professional fees and $33,000 in ATM and bank card expense, partially offset by an increase of $87,000 in salaries and benefits expense. The decrease in professional fees reflected a decrease in non-recurring legal and consulting expenses incurred during the six months ended June 30, 2014. Lower processing fees from new contracts signed during 2014 have contributed to the decrease in ATM and bank card expense. The increase in salaries and benefits expense reflected normal cost increases.

Income Taxes: The provision for income taxes increased $128,000 to $618,000 during the first six months of 2015 compared to the same period of 2014. The increase in the income tax provision reflected a higher level of taxable income. The effective tax rate was 27.58% and 25.06% during the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At June 30, 2015 and December 31, 2014, cash and cash equivalents totaled $8.0 million and $9.6 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the six months ended June 30, 2015, the most significant sources of funds have been sales of investment and mortgage-backed securities and principal repayments on loans and mortgage-backed securities. These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities and to fund deposit withdrawals.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2015, the Company had $5.0 million in outstanding FHLB advances and approximately $24.5 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at June 30, 2015 and December 31, 2014 were 36.0% and 37.6%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014

Commitments to fund loans	$43,250,484	$34,733,962
Standby letters of credit	145,244	255,340

Quantitative measures established by applicable regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that at June 30, 2015, the Bank met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At June 30, 2015, the Bank’s core capital ratio was 13.12% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At June 30, 2015, minimum requirements and the Bank’s actual ratios are as follows:

	June 30, 2015	Minimum
	Actual	Required
Tier 1 Capital to Average Assets	13.12%	4.00%
Common Equity Tier 1 to Risk-Weighted Assets	18.42%	4.50%
Tier 1 Capital to Risk-Weighted Assets	18.42%	6.00%
Total Capital to Risk-Weighted Assets	19.68%	8.00%

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

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates (Dollars in thousands)
	Three Months Ended June 30,
	2015			2014
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$188,611	$2,345	4.97%	$179,260	$2,288	5.11%
Investment securities	54,208	394	2.90%	59,207	443	3.00%
Mortgage-backed securities	32,814	114	1.39%	49,132	246	2.00%
Other	6,756	7	0.41%	2,496	1	0.10%
Total interest-earning assets	282,389	2,860	4.05%	290,095	2,978	4.11%

Non-interest earnings assets	20,178			20,820
Total assets	$302,567			$310,915

Interest-bearing liabilities:
Interest-bearing checking	$38,989	$12	0.13%	$38,277	$14	0.14%
Savings accounts	40,512	20	0.19%	38,434	20	0.21%
Certificates of deposit	88,595	228	1.03%	105,312	302	1.15%
Money market savings	35,228	25	0.29%	36,113	30	0.34%
Money market deposits	7,725	3	0.15%	7,830	3	0.16%
Total interest-bearing deposits	211,049	288	0.55%	225,966	369	0.65%
Federal Home Loan Bank advances	5,000	4	0.33%	2,532	1	0.20%
Short-term borrowings	4,519	1	0.07%	4,241	1	0.09%
Total borrowings	9,519	5	0.21%	6,773	2	0.13%
Total interest-bearing liabilities	220,568	293	0.53%	232,739	371	0.64%

Non-interest bearing liabilities	35,984			34,774
Stockholders’ equity	46,015			43,402

Total liabilities/stockholders’ equity	$302,567			$310,915

Net interest income		$2,567			$2,607

Interest rate spread (average yield earned minus average rate paid)			3.52%			3.47%

Net interest margin (net interest income divided by average interest-earning assets)			3.64%			3.60%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes (In thousands)
Three Months Ended June 30,
	2015 Compared to 2014
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(60)	$117	$57
Investment securities	(14)	(36)	(50)
Mortgage-backed securities	(63)	(69)	(132)
Other	4	2	6
Total net change in income on interest-earning assets	(133)	14	(119)

Interest-bearing liabilities:
Interest-bearing checking	(1)	-	(1)
Savings accounts	(2)	1	(1)
Certificates of deposit	(29)	(45)	(74)
Money market savings	(4)	(1)	(5)
Money market deposits	-	-	-
Total interest-bearing deposits	(36)	(45)	(81)
Federal Home Loan Bank advances	1	2	3
Short-term borrowings	-	-	-
Total borrowings	1	2	3
Total net change in expense on interest-bearing liabilities	(35)	(43)	(78)

Net change in net interest income	$(98)	$57	$(41)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates (Dollars in thousands)
	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$187,047	$4,688	5.01%	$179,554	$4,565	5.09%
Investment securities	53,007	775	2.92%	60,088	893	2.97%
Mortgage-backed securities	35,045	286	1.63%	49,164	565	2.30%
Other	8,479	12	0.28%	2,563	1	0.05%
Total interest-earning assets	283,578	5,761	4.06%	291,369	6,024	4.14%

Non-interest earnings assets	20,155			20,730
Total assets	$303,733			$312,099

Interest-bearing liabilities:
Interest-bearing checking	$39,033	$25	0.13%	$38,325	$27	0.14%
Savings accounts	39,729	40	0.20%	37,349	40	0.22%
Certificates of deposit	90,573	476	1.05%	106,459	623	1.17%
Money market savings	35,280	50	0.29%	35,522	59	0.33%
Money market deposits	7,682	6	0.14%	7,893	6	0.16%
Total interest-bearing deposits	212,297	597	0.56%	225,548	755	0.67%
Federal Home Loan Bank advances	5,000	8	0.33%	4,243	3	0.16%
Short-term borrowings	4,214	2	0.09%	4,456	2	0.09%
Total borrowings	9,214	10	0.22%	8,699	5	0.12%
Total interest-bearing liabilities	221,511	607	0.55%	234,247	760	0.65%

Non-interest bearing liabilities	36,435			35,179
Stockholders’ equity	45,787			42,673

Total liabilities/stockholders’ equity	$303,733			$312,099

Net interest income		$5,154			$5,264

Interest rate spread (average yield earned minus average rate paid)			3.51%			3.49%

Net interest margin (net interest income divided by average interest-earning assets)			3.63%			3.61%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative six month periods.

Analysis of Volume and Rate Changes (In thousands)
Six Months Ended June 30,
	2015 Compared to 2014
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(65)	$188	$123
Investment securities	(16)	(103)	(119)
Mortgage-backed securities	(139)	(139)	(278)
Other	7	4	11
Total net change in income on interest-earning assets	(213)	(50)	(263)

Interest-bearing liabilities:
Interest-bearing checking	(2)	1	(1)
Savings accounts	(3)	2	(1)
Certificates of deposit	(59)	(87)	(146)
Money market savings	(8)	(1)	(9)
Money market deposits	(1)	-	(1)
Total interest-bearing deposits	(73)	(85)	(158)
Federal Home Loan Bank advances	4	1	5
Short-term borrowings	-	-	-
Total borrowings	4	1	5
Total net change in expense on interest-bearing liabilities	(69)	(84)	(153)

Net change in net interest income	$(144)	$34	$(110)

JACKSONVILLE BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to the secondary market, originating adjustable rate loans, and balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family residential loans. Our portfolio of mortgage-backed securities also provides monthly cash flow. The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at June 30, 2015 and December 31, 2014 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income (Dollars in thousands)
	June 30, 2015		December 31, 2014		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(76)	-0.68%	(167)	-1.47%	> (20.00)%
+ 200 basis points	(24)	-0.22%	(116)	-1.02%	> (12.50)%
+ 100 basis points	48	0.43%	(46)	-0.40%	> (12.50)%
- 100 basis points	1	0.01%	(180)	-1.59%	> (20.00)%

The table above indicates that as of June 30, 2015, in the event of a 200 basis point increase in interest rates, we would experience a 0.22% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 0.43% increase in net interest income.

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

At June 30, 2015, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan (1)
April 1 – April 30	-	-	-	41,758
May 1 – May 31	18,000	22.97	18,000	23,758
June 1 – June 30	-	-	-	23,758

(1)	On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company can repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the repurchase of 68,260 shares permitted under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 08/06/2015	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS