Form 10-Q
period 2015-09-30
Jacksonville Bancorp, Inc.
filed 2015-11-05
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

☐  Yes            ☒  No

As of November 1, 2015, there were 1,790,123 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

September 30, 2015
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$3,646,964	$9,611,638
Interest-earning time deposits in banks	2,474,000	-
Investment securities - available for sale	60,848,276	55,264,976
Mortgage-backed securities - available for sale	27,109,131	41,419,921
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	63,809	73,766
Loans held for sale - net	823,000	235,600
Loans receivable - net of allowance for loan losses of $2,917,588 and $2,956,264 as of September 30, 2015 and December 31, 2014	189,512,107	184,718,612
Premises and equipment - net	4,786,446	4,945,983
Cash surrender value of life insurance	7,050,725	6,912,917
Accrued interest receivable	2,728,566	1,713,243
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $50,992 and $56,969 as of September 30, 2015 and December 31, 2014	599,145	632,634
Real estate owned	339,554	176,671
Income taxes receivable	82,241	-
Deferred income taxes	1,461,159	1,486,206
Other assets	943,631	892,118

Total Assets	$306,309,121	$311,924,652

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$233,343,288	$245,941,562
Other borrowings	19,656,929	13,821,730
Advance payments by borrowers for taxes and insurance	509,728	962,762
Accrued interest payable	127,900	166,052
Deferred compensation payable	4,431,210	4,252,720
Income taxes payable	-	200,781
Other liabilities	1,528,809	1,562,947
Total liabilities	259,597,864	266,908,554

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,789,523 shares as of September 30, 2015 and 1,799,483 shares as of December 31, 2014	17,895	17,995
Additional paid-in-capital	13,632,675	13,900,743
Retained earnings	32,533,811	30,635,787
Less: Unallocated ESOP shares	(232,720)	(249,910)
Accumulated other comprehensive income	759,596	711,483
Total stockholders' equity	46,711,257	45,016,098

Total Liabilities and Stockholders' Equity	$306,309,121	$311,924,652

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,274,184	$2,309,657	$6,962,546	$6,874,987
Investment securities	426,780	437,853	1,201,216	1,331,414
Mortgage-backed securities	118,735	198,287	405,107	762,952
Other	10,413	415	22,313	1,112
Total interest income	2,830,112	2,946,212	8,591,182	8,970,465

INTEREST EXPENSE:
Deposits	259,514	350,705	856,589	1,106,033
Other borrowings	7,919	2,837	18,036	8,201
Total interest expense	267,433	353,542	874,625	1,114,234

NET INTEREST INCOME	2,562,679	2,592,670	7,716,557	7,856,231

PROVISION FOR LOAN LOSSES	45,000	30,000	110,000	90,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,517,679	2,562,670	7,606,557	7,766,231

NON-INTEREST INCOME:
Fiduciary activities	64,637	62,181	212,075	208,527
Commission income	356,520	276,132	1,065,309	932,037
Service charges on deposit accounts	181,751	195,200	507,481	538,344
Mortgage banking operations, net	38,066	45,541	133,594	107,787
Net realized gains on sales of available-for-sale securities	55,125	138,253	267,201	299,835
Loan servicing fees	85,936	90,164	258,897	272,739
ATM and bank card interchange income	128,316	125,434	386,224	373,532
Other	81,275	91,183	259,590	236,497
Total non-interest income	991,626	1,024,088	3,090,371	2,969,298

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,653,826	1,590,225	4,915,666	4,764,860
Occupancy and equipment	251,957	243,558	751,271	738,785
Data processing and telecommunications	145,438	122,118	434,803	396,706
Professional	45,296	100,205	141,906	469,611
Postage and office supplies	61,134	55,822	175,577	176,623
ATM and bank card expense	96,930	70,380	213,827	220,305
Other	325,079	287,815	893,580	897,451
Total non-interest expense	2,579,660	2,470,123	7,526,630	7,664,341

INCOME BEFORE INCOME TAXES	929,645	1,116,635	3,170,298	3,071,188
INCOME TAXES	230,247	260,619	848,240	750,406

NET INCOME	$699,398	$856,016	$2,322,058	$2,320,782

NET INCOME PER COMMON SHARE - BASIC	$0.40	$0.48	$1.31	$1.29
NET INCOME PER COMMON SHARE - DILUTED	$0.39	$0.47	$1.30	$1.29
DIVIDENDS DECLARED PER SHARE	$0.08	$0.08	$0.24	$0.24

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net Income	$699,398	$856,016	$2,322,058	$2,320,782

Other Comprehensive Income (Loss)
Unrealized appreciation on available- for-sale securities, net of taxes of $283,814 and $46,030 for the three months ended September 30, 2015 and 2014, respectively, and $115,634 and $1,092,959 for the nine months ended September 30, 2015 and 2014, respectively.	550,934	89,352	224,466	2,121,626
Less: reclassification adjustment for realized gains included in net income, net of taxes of $18,742 and $47,006, for the three months ended September 30, 2015 and 2014, respectively, and $90,848 and $101,944 for the nine months ended September 30, 2015 and 2014, respectively.	36,383	91,247	176,353	197,891
	514,551	(1,895)	48,113	1,923,735

Comprehensive Income	$1,213,949	$854,121	$2,370,171	$4,244,517

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders'
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income	Equity

BALANCE, DECEMBER 31, 2014	$17,995	$13,900,743	$30,635,787	$(249,910)	$711,483	$45,016,098

Net Income	-	-	2,322,058	-	-	2,322,058

Other comprehensive income	-	-	-	-	48,113	48,113

Stock repurchases	(269)	(623,769)	-	-	-	(624,038)

Exercise of stock options	169	261,195	-	-	-	261,364
Tax benefit of non-qualified options	-	4,138	-	-	-	4,138
Vesting options expense	-	67,437	-	-	-	67,437

Shares held by ESOP, committed to be released	-	22,931	-	17,190	-	40,121

Dividends ($0.24 per share)	-	-	(424,034)	-	-	(424,034)

BALANCE, SEPTEMBER 30, 2015	$17,895	$13,632,675	$32,533,811	$(232,720)	$759,596	$46,711,257

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,322,058	$2,320,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	289,342	288,269
Amortization of investment premiums and discounts, net	536,566	554,335
Accretion of loan discounts	(388)	(388)
Net realized gains on sales of available-for-sale securities	(267,201)	(299,835)
Provision for loan losses	110,000	90,000
Mortgage banking operations, net	(133,594)	(107,787)
Loss (gain) on sale of real estate owned	(37,389)	5,220
Shares held by ESOP commited to be released	40,121	35,494
Tax benefit related to stock options exercised	4,138	3,513
Stock option compensation expense	67,437	67,437
Changes in income taxes payable	(283,022)	179,017
Changes in assets and liabilities	(1,075,343)	721,006
Net cash provided by operations before loan sales	1,572,725	3,857,063
Origination of loans for sale to secondary market	(13,216,125)	(10,052,228)
Proceeds from sales of loans to secondary market	12,789,270	10,067,718
Net cash provided by operating activities	1,145,870	3,872,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(24,167,069)	(22,621,089)
Purchases of time deposits in other banks	(2,474,000)	-
Maturity or call of investment securities available-for-sale	1,500,000	725,000
Sale of investment securities available-for-sale	26,502,890	22,940,767
Principal payments on mortgage-backed and investment securities	4,705,159	4,909,215
Proceeds from sale of real estate owned	191,992	109,715
Net increase in loans	(5,236,894)	(1,535,324)
Additions to premises and equipment	(129,805)	(95,588)

Net cash provided by investing activities	892,273	4,432,696

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(12,598,274)	$(10,950,025)
Net increase in other borrowings	5,835,199	1,873,499
Increase in advance payments by borrowers for taxes and insurance	(453,034)	(366,270)
Exercise of stock options	261,364	230,978
Stock repurchases	(624,038)	(610,848)
Dividends paid - common stock	(424,034)	(429,185)

Net cash used in financing activities	(8,002,817)	(10,251,851)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,964,674)	(1,946,602)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,611,638	6,098,870

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,646,964	$4,152,268

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$895,278	$1,143,068
Interest on other borrowings	17,499	8,536
Income taxes paid	1,131,000	572,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$340,325	$252,465
Loans to facilitate sales of real estate owned	-	145,000

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2015 and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014. The results of operations for the three and nine month periods are not necessarily indicative of the results which may be expected for the entire year, or any other interim period. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 filed as an exhibit to the Company’s Form 10-K filed in March 2015. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

Certain amounts included in the 2014 consolidated statements have been reclassified to conform to the 2015 presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which provides a one-year deferral of ASU 2014-09. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements. Early adoption would be permitted, but not before the original public entity effective date.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) – Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures. ASU No. 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 was effective for the first interim or annual period beginning after December 15, 2014. In addition, the disclosure of certain transactions accounted for as a sale was effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Company adopted ASU 2014-11 and included additional disclosures. The Company does not expect the adoption of ASU No. 2014-11 to have a significant impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing agreement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company’s current method of accounting for fees paid in a cloud computing arrangement is consistent with the accounting guidance provided by ASU No. 2015-05. Therefore, the adoption of ASU No. 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans. Average shares outstanding exclude unallocated ESOP shares.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income available to common shareholders	$699,398	$856,016	$2,322,058	$2,320,782

Basic average shares outstanding	1,765,873	1,795,252	1,771,810	1,795,007

Diluted potential common shares:
Stock option equivalents	16,960	14,126	14,760	9,136
Diluted average shares outstanding	1,782,833	1,809,378	1,786,570	1,804,143

Basic earnings per share	$0.40	$0.48	$1.31	$1.29

Diluted earnings per share	$0.39	$0.47	$1.30	$1.29

4.	STOCK–BASED COMPENSATION

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

A summary of ESOP shares at September 30, 2015 and 2014 is shown below.

	September 30, 2015	September 30, 2014
Unearned shares	21,553	25,392
Shares committed for release	1,719	1,683
Allocated shares	57,535	56,222
Total ESOP shares	80,807	83,297

Fair value of unearned shares	$562,252	$603,773

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

The following table summarizes stock option activity for the nine months ended September 30, 2015.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2014	85,835	$15.65
Granted	-	-
Exercised	(16,965)	15.65
Forfeited	-	-

Outstanding, September 30, 2015	68,870	$15.65	6.50	$586,084

Exercisable, September 30, 2015	26,785	$15.65	6.50	$227,940

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $24.16 per share on September 30, 2015.

5.	LOAN PORTFOLIO COMPOSITION

At September 30, 2015 and December 31, 2014, the composition of the Company’s loan portfolio is shown below.

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$46,136,293	24.3%	$44,561,089	24.2%
Commercial	42,832,513	22.6	40,474,855	21.9
Agricultural	42,704,641	22.5	40,119,130	21.7
Home equity	11,580,161	6.1	11,283,264	6.1
Total real estate loans	143,253,608	75.5	136,438,338	73.9

Commercial loans	22,496,792	11.9	26,813,880	14.5
Agricultural loans	13,322,205	7.0	11,844,973	6.4
Consumer loans	13,379,117	7.1	12,587,101	6.8
Total loans receivable	192,451,722	101.5	187,684,292	101.6

Less:
Net deferred loan fees	22,027	0.0	9,416	0.0
Allowance for loan losses	2,917,588	1.5	2,956,264	1.6
Total loans receivable, net	$189,512,107	100.0%	$184,718,612	100.0%

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended September 30, 2015, September 30, 2014, and December 31, 2014.

	September 30, 2015
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2015	$930,733	$847,424	$213,810	$158,101	$391,994	$125,062	$175,105	$80,817	$2,923,046
Provision charged to expense	(22,183)	84,756	(4,601)	925	(22,387)	5,474	12,641	(9,625)	45,000
Losses charged off	(56,149)	-	-	(5,707)	-	-	(12,881)	-	(74,737)
Recoveries	20,075	1,441	-	525	-	-	2,238	-	24,279
Ending balance, September 30, 2015	$872,476	$933,621	$209,209	$153,844	$369,607	$130,536	$177,103	$71,192	$2,917,588

Beginning Balance, January 1, 2015	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264
Provision charged to expense	(5,339)	89,090	13,663	(56,089)	(52,313)	72,602	30,550	17,836	110,000
Losses charged off	(161,267)	(27,464)	-	(5,707)	-	-	(26,133)	-	(220,571)
Recoveries	39,822	16,532	-	10,063	111	-	5,367	-	71,895
Ending balance, September 30, 2015	$872,476	$933,621	$209,209	$153,844	$369,607	$130,536	$177,103	$71,192	$2,917,588

Ending balance:
individually evaluated for impairment	$179,667	$415,306	$-	$9,982	$138,606	$-	$-	$-	$743,561
Ending balance:
collectively evaluated for impairment	$692,809	$518,315	$209,209	$143,862	$231,001	$130,536	$177,103	$71,192	$2,174,027

Loans:
Ending balance	$46,136,293	$42,832,513	$42,704,641	$11,580,161	$22,496,792	$13,322,205	$13,379,117	$-	$192,451,722
Ending balance:
individually evaluated for impairment	$664,602	$1,606,230	$862,765	$56,589	$211,169	$411,979	$791	$-	$3,814,125
Ending balance:
collectively evaluated for impairment	$45,471,691	$41,226,283	$41,841,876	$11,523,572	$22,285,623	$12,910,226	$13,378,326	$-	$188,637,597

	September 30, 2014
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2014	$1,000,765	$771,332	$175,703	$175,475	$738,336	$50,240	$184,845	$244,571	$3,341,267
Provision charged to expense	70,451	(15,227)	20,307	36,969	(29,166)	7,990	33,016	(94,340)	30,000
Losses charged off	(70,319)	-	-	(5,403)	(285,410)	-	(20,278)	-	(381,410)
Recoveries	300	-	-	525	-	-	782	-	1,607
Ending balance, September 30, 2014	$1,001,197	$756,105	$196,010	$207,566	$423,760	$58,230	$198,365	$150,231	$2,991,464

Beginning Balance, January 1, 2014	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434
Provision charged to expense	244,112	103,651	20,982	9,401	(325,050)	5,432	36,915	(5,443)	90,000
Losses charged off	(100,319)	(93,474)	-	(5,403)	(285,410)	-	(25,781)	-	(510,387)
Recoveries	1,260	168	-	1,575	31	-	2,383	-	5,417
Ending balance, September 30, 2014	$1,001,197	$756,105	$196,010	$207,566	$423,760	$58,230	$198,365	$150,231	$2,991,464

Ending balance:
individually evaluated for impairment	$193,882	$298,693	$-	$10,000	$165,446	$-	$12,500	$-	$680,521
Ending balance:
collectively evaluated for impairment	$807,315	$457,412	$196,010	$197,566	$258,314	$58,230	$185,865	$150,231	$2,310,943

Loans:
Ending balance	$44,314,136	$37,558,015	$40,401,858	$11,599,732	$25,860,867	$12,066,418	$13,036,397	$-	$184,837,423
Ending balance:
individually evaluated for impairment	$732,567	$1,574,826	$1,199,949	$41,340	$252,161	$420,382	$92,433	$-	$4,313,658
Ending balance:
collectively evaluated for impairment	$43,581,569	$35,983,189	$39,201,909	$11,558,392	$25,608,706	$11,646,036	$12,943,964	$-	$180,523,765

	December 31, 2014
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2013	$856,144	$745,760	$175,028	$201,993	$1,034,189	$52,798	$184,848	$155,674	$3,406,434
Provision charged to expense	241,875	392,009	20,518	5,887	(327,057)	5,136	3,950	(102,318)	240,000
Losses charged off	(100,319)	(287,474)	-	(5,403)	(285,411)	-	(25,781)	-	(704,388)
Recoveries	1,560	5,168	-	3,100	88	-	4,302	-	14,218
Ending balance, December 31, 2014	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264

Ending balance:
individually evaluated for impairment	$183,196	$348,240	$-	$9,982	$154,089	$-	$-	$-	$695,507
Ending balance:
collectively evaluated for impairment	$816,064	$507,223	$195,546	$195,595	$267,720	$57,934	$167,319	$53,356	$2,260,757

Loans:
Ending balance	$44,561,089	$40,474,855	$40,119,130	$11,283,264	$26,813,880	$11,844,973	$12,587,101	$-	$187,684,292
Ending balance:
individually evaluated for impairment	$713,962	$1,690,251	$1,009,889	$37,531	$240,805	$258,140	$8,469	$-	$3,959,047
Ending balance:
collectively evaluated for impairment	$43,847,127	$38,784,604	$39,109,241	$11,245,733	$26,573,075	$11,586,833	$12,578,632	$-	$183,725,245

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2015 and December 31, 2014. There were no loans classified as Doubtful on these dates.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Rating:
Pass	$42,816,813	$41,530,699	$39,738,007	$38,122,972	$41,841,876	$39,109,241	$11,199,982	$10,833,853
Special Mention	1,346,214	655,049	945,520	53,750	862,765	887,048	71,208	162,103
Substandard	1,973,266	2,375,341	2,148,986	2,298,133	-	122,841	308,971	287,308
Total	$46,136,293	$44,561,089	$42,832,513	$40,474,855	$42,704,641	$40,119,130	$11,580,161	$11,283,264

	Commercial		Agricultural		Consumer		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Rating:
Pass	$22,222,969	$26,563,823	$12,421,451	$11,586,833	$13,091,774	$12,386,412	$183,332,872	$180,133,833
Special Mention	55,651	-	900,754	258,140	66,168	80,544	4,248,280	2,096,634
Substandard	218,172	250,057	-	-	221,175	120,145	4,870,570	5,453,825
Total	$22,496,792	$26,813,880	$13,322,205	$11,844,973	$13,379,117	$12,587,101	$192,451,722	$187,684,292

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$127,277	$70,890	$621,421	$819,588	$45,316,705	$46,136,293	$-
Commercial real estate	-	-	784,348	784,348	42,048,165	42,832,513	-
Agricultural real estate	-	-	-	-	42,704,641	42,704,641	-
Home equity	76,008	27,536	95,247	198,791	11,381,370	11,580,161	-
Commercial	-	-	-	-	22,496,792	22,496,792	-
Agricultural	12,036	-	-	12,036	13,310,169	13,322,205	-
Consumer	106,252	43,673	2,203	152,128	13,226,989	13,379,117	-
Total	$321,573	$142,099	$1,503,219	$1,966,891	$190,484,831	$192,451,722	$-

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$420,086	$286,622	$613,534	$1,320,242	$43,240,847	$44,561,089	$-
Commercial real estate	-	794,110	39,023	833,133	39,641,722	40,474,855	-
Agricultural real estate	-	-	122,841	122,841	39,996,289	40,119,130	-
Home equity	96,971	11,561	58,360	166,892	11,116,372	11,283,264	-
Commercial	-	-	-	-	26,813,880	26,813,880	-
Agricultural	-	-	-	-	11,844,973	11,844,973	-
Consumer	90,558	5,531	16,560	112,649	12,474,452	12,587,101	-
Total	$607,615	$1,097,824	$850,318	$2,555,757	$185,128,535	$187,684,292	$-

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

The following tables present impaired loans at or for the three and nine months ended September 30, 2015 and for the year ended December 31, 2014.

	Three Months Ended September 30, 2015
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$115,791	$115,791	$-	$210,213	$3,050	$3,054
Commercial real estate	502,635	502,635	-	539,074	7,184	7,280
Agricultural real estate	862,765	862,765	-	862,764	10,897	-
Home equity	46,607	46,607	-	41,496	814	758
Agricultural	411,979	411,979	-	401,995	4,093	-
Consumer	791	791	-	980	16	17
Loans with a specific allowance:
One-to-four family residential	548,811	548,811	179,667	561,545	7,124	5,556
Commercial real estate	1,103,595	1,103,595	415,306	1,116,160	16,970	14,854
Commercial	211,169	211,169	138,606	266,973	722	4,111
Home equity	9,982	9,982	9,982	9,982	204	181
Total:
One-to-four family residential	664,602	664,602	179,667	771,758	10,174	8,610
Commercial real estate	1,606,230	1,606,230	415,306	1,655,234	24,154	22,134
Agricultural real estate	862,765	862,765	-	862,764	10,897	-
Commercial	211,169	211,169	138,606	266,973	5,722	4,111
Agricultural	411,979	411,979	-	401,995	4,093	-
Home equity	56,589	56,589	9,982	51,478	1,018	939
Consumer	791	791	-	980	16	17
Total	$3,814,125	$3,814,125	$743,561	$4,011,182	$56,074	$35,811

	Nine Months Ended September 30, 2015
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$115,791	$115,791	$-	$212,527	$9,234	$9,008
Commercial real estate	502,635	502,635	-	709,290	27,088	27,604
Agricultural real estate	862,765	862,765	-	865,699	32,451	30,345
Home equity	46,607	46,607	-	41,504	2,454	2,394
Agricultural	411,979	411,979	-	268,777	7,245	-
Consumer	791	791	-	1,334	67	71
Loans with a specific allowance:
One-to-four family residential	548,811	548,811	179,667	571,398	23,641	18,224
Commercial real estate	1,103,595	1,103,595	415,306	1,119,919	50,598	25,383
Commercial	211,169	211,169	138,606	275,280	11,119	10,228
Home equity	9,982	9,982	9,982	9,982	555	542
Total:
One-to-four family residential	664,602	664,602	179,667	783,925	32,875	27,232
Commercial real estate	1,606,230	1,606,230	415,306	1,829,209	77,686	52,987
Agricultural real estate	862,765	862,765	-	865,699	32,451	30,345
Commercial	211,169	211,169	138,606	275,280	11,119	10,228
Agricultural	411,979	411,979	-	268,777	7,245	-
Home equity	56,589	56,589	9,982	51,486	3,009	2,936
Consumer	791	791	-	1,334	67	71
Total	$3,814,125	$3,814,125	$743,561	$4,075,710	$164,452	$123,799

	Year Ended December 31, 2014
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$129,272	$129,272	$-	$220,541	$12,818	$13,076
Commercial real estate	564,610	564,610	-	757,616	19,826	18,816
Agricultural real estate	1,009,889	1,009,889	-	1,037,661	58,253	149,159
Agricultural business	258,140	258,140	-	358,529	13,723	1,046
Home equity	27,549	27,549	-	29,505	2,881	2,939
Consumer	8,469	8,469	-	12,285	951	964
Loans with a specific allowance:
One-to-four family residential	584,690	584,690	183,196	604,031	28,722	26,783
Commercial real estate	1,125,641	1,125,641	348,240	1,134,401	66,864	60,012
Commercial	240,805	240,805	154,089	319,812	14,425	16,554
Home equity	9,982	9,982	9,982	9,993	247	187
Total:
One-to-four family residential	713,962	713,962	183,196	824,572	41,540	39,859
Commercial real estate	1,690,251	1,690,251	348,240	1,892,017	86,690	78,828
Agricultural real estate	1,009,889	1,009,889	-	1,037,661	58,253	49,159
Commercial	240,805	240,805	154,089	319,812	14,425	16,554
Agricultural business	258,140	258,140	-	358,529	13,723	1,046
Home equity	37,531	37,531	9,982	39,498	3,128	3,126
Consumer	8,469	8,469	-	12,285	951	964
Total	$3,959,047	$3,959,047	$695,507	$4,484,374	$218,710	$189,536

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

The following table presents the recorded balance, at original cost, of TDRs, as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

One-to-four family residential	$727,322	$747,470
Commercial real estate	1,188,395	1,265,079
Agricultural real estate	-	-
Home equity	15,354	15,379
Commercial loans	67,656	212,579
Agricultural loans	-	-
Consumer loans	100,366	42,786

Total	$2,099,093	$2,283,293

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

One-to-four family residential	$535,559	$747,470
Commercial real estate	404,047	1,265,079
Agricultural real estate	-	-
Home equity	12,216	15,379
Commercial loans	67,656	212,579
Agricultural loans	-	-
Consumer loans	98,727	42,786

Total	$1,118,205	$2,283,293

The following tables present loans modified as TDRs during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$100,492
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	1	1,996
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	2	65,978

Total	-	$-	4	$168,466

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	-	$-
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	1	17,428

Total	-	$-	1	$17,428

2015 Modifications

The Company modified one residential real estate loan with a recorded investment of $100,492. The modification was made to consolidate and restructure a delinquent loan into a workout. The modification did not result in a write-off of the principal balance.

The Company modified one home equity loan with a recorded investment of $1,996. The modification was made to extend the term to lower the payment amount. The modification did not result in a write-off of the principal balance.

The Company modified two consumer loans with a recorded investment of $65,978. The modifications were made to extend the payment schedule three and four months, respectively. The modifications did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the nine month period ended September 30, 2015, three residential real estate loans of $191,763, one commercial real estate loan of $784,348 and one home equity loan of $3,138 were considered defaulted TDRs as they were more than 90 days past due at September 30, 2015. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

2014 Modifications

The Company modified one consumer loan with a recorded investment of $17,428. The modification was made to change the payment schedule to interest-only for three months. The modification did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the nine month period ended September 30, 2014, one home equity loan of $3,455 and one consumer loan of $694 were considered defaulted TDRs as they were more than 90 days past due at September 30, 2014. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

The following table presents the Company’s nonaccrual loans at September 30, 2015 and December 31, 2014. This table excludes performing troubled debt restructurings.

	September 30, 2015	December 31, 2014

One-to-four family residential	$913,850	$994,855
Commercial real estate	864,422	932,578
Agricultural real estate	-	122,841
Home equity	117,232	120,698
Commercial loans	12,856	22,438
Agricultural loans	-	-
Consumer loans	189,651	70,643

Total	$2,098,011	$2,264,053

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2015:
U.S. government and agencies	$14,030,762	$89,943	$(41,882)	$14,078,823
Mortgage-backed securities (government-sponsored enterprises - residential)	26,731,605	419,994	(42,468)	27,109,131
Municipal bonds	46,044,137	1,142,148	(416,832)	46,769,453
	$86,806,504	$1,652,085	$(501,182)	$87,957,407

December 31, 2014:
U.S. government and agencies	$10,031,683	$65,328	$(138,738)	$9,958,273
Mortgage-backed securities (government-sponsored enterprises - residential)	41,196,695	433,757	(210,531)	41,419,921
Municipal bonds	44,378,515	1,457,977	(529,789)	45,306,703
	$95,606,893	$1,957,062	$(879,058)	$96,684,897

The amortized cost and fair value of available-for-sale securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$735,352	$743,643
More than one year to five years	9,759,557	10,023,269
More than five years to ten years	30,675,846	30,988,301
After ten years	18,904,144	19,093,063
	60,074,899	60,848,276
Mortgage-backed securities (government-sponsored enterprises - residential)	26,731,605	27,109,131
	$86,806,504	$87,957,407

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $21,325,000 at September 30, 2015 and $21,122,000 at December 31, 2014.

The carrying value of securities sold under agreement to repurchase amounted to $10,634,000 at September 30, 2015 and $9,165,000 at December 31, 2014. At September 30, 2015, we had $6,538,000 of repurchase agreements secured by mortgage backed securities, $1,131,000 in repurchase agreements secured by U.S. government agency bonds, and $988,000 in repurchase agreements secured by time deposits in other banks. All of our repurchase agreements mature overnight. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $55,000 and $138,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended September 30, 2015 and 2014, respectively. Gross gains of $299,000 and $320,000 and gross losses of $32,000 and $20,000 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2015 and 2014, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 and December 31, 2014 were $28,398,000, and $40,587,000, respectively, which were approximately 32% and 42% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2015 and December 31, 2014.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
September 30, 2015:
U.S. government agencies	$(29,654)	$1,866,246	$(12,228)	$3,593,422	$(41,882)	$5,459,668
Mortgage-backed securities (government sponsored enterprises - residential)	(36,097)	4,517,474	(6,371)	2,262,601	(42,468)	6,780,075
Municipal bonds	(260,234)	6,492,453	(156,598)	9,666,253	$(416,832)	$16,158,706
Total	$(325,985)	$12,876,173	$(175,197)	$15,522,276	$(501,182)	$28,398,449

December 31, 2014:
U.S. government agencies	$(28,208)	$2,955,829	$(110,530)	$3,949,940	$(138,738)	$6,905,769
Mortgage-backed securities (government sponsored enterprises - residential)	(13,358)	2,061,203	(197,173)	13,725,099	(210,531)	15,786,302
Municipal bonds	(44,654)	3,953,168	(485,135)	13,942,169	(529,789)	17,895,337
Total	$(86,220)	$8,970,200	$(792,838)	$31,617,208	$(879,058)	$40,587,408

The unrealized losses on the Company’s investments in municipal bonds, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2015	December 31, 2014
Net unrealized gains on securities available-for-sale	$1,150,903	$1,078,004
Tax effect	(391,307)	(366,521)
Net-of-tax amount	$759,596	$711,483

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine months ended September 30, 2015 and 2014, were as follows:

	Amounts Reclassified
	from AOCI
	Three Months Ended		Affected Line Item in the
	September 30, 2015	September 30, 2014	Statements of Income
Unrealized gains on securities available-for-sale securities	$55,125	$138,253	Net realized gains on sales of available-for-sale securities
	55,125	138,253
Tax effect	(18,742)	(47,006)	Income taxes
Total reclassification out of AOCI	$36,383	$91,247	Net reclassified amount

	Amounts Reclassified
	from AOCI
	Nine months ended		Affected Line Item in the
	September 30, 2015	September 30, 2014	Statements of Income
Unrealized gains on securities available-for-sale securities	$267,201	$299,835	Net realized gains on sales of available-for-sale securities
	267,201	299,835
Tax effect	(90,848)	(101,944)	Income taxes
Total reclassification out of AOCI	$176,353	$197,891	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

		September 30, 2015
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$14,078,823	$-	$14,078,823	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	27,109,131	-	27,109,131	-
Municipal bonds	46,769,453	-	46,769,453	-

		December 31, 2014
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$9,958,273	$-	$9,958,273	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	41,419,921	-	41,419,921	-
Municipal bonds	45,306,703	-	45,306,703	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine month period ended September 30, 2015.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

September 30, 2015
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$991,639	$-	$-	$991,639
Foreclosed assets	339,554	-	-	339,554

December 31, 2014
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,147,400	$-	$-	$1,147,400

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

	Fair Value at 9/30/15	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Foreclosed assets	$339,554	Market comparable properties	Comparability adjustments (%)	30%

Collateral-dependent impaired loans	991,639	Market comparable properties	Marketability discount	25% – 50% (40%)

	Fair Value at 12/31/14	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,147,400	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

		September 30, 2015
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$3,646,964	$3,646,964	$-	$-
Interest-earning time deposits	2,474,000	-	2,474,000	-
Other investments	63,809	-	63,809	-
Loans held for sale	823,000	-	823,000	-
Loans, net of allowance for loan losses	189,512,107	-	-	189,267,501
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	2,728,566	-	2,728,566	-
Financial Liabilities
Deposits	233,343,288	-	150,752,422	84,019,957
Short-term borrowings	19,656,929	-	14,656,929	4,998,917
Advances from borrowers for taxes and insurance	509,728	-	509,728	-
Interest payable	127,900	-	127,900	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2014
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$9,611,638	$9,611,638	$-	$-
Other investments	73,766	-	73,766	-
Loans held for sale	235,600	-	235,600	-
Loans, net of allowance for loan losses	184,718,612	-	-	184,573,401
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,713,243	-	1,713,243	-
Financial Liabilities
Deposits	245,941,562	-	151,341,999	96,956,400
Short-term borrowings	13,821,730	-	8,821,730	4,996,109
Advances from borrowers for taxes and insurance	962,762	-	962,762	-
Interest payable	166,052	-	166,052	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the nine month period ended September 30, 2015 and the year ended December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of period	$632,634	$673,576
Servicing rights capitalized	57,431	53,859
Amortization of servicing rights	(96,897)	(111,224)
Change in valuation allowance	5,977	16,423
Balance, end of period	$599,145	$632,634

Activity in the valuation allowance for mortgage servicing rights for the nine month period ended September 30, 2015 and the year ended December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of period	$56,969	$73,392
Additions	-	-
Reductions	(5,977)	(16,423)
Balance, end of period	$50,992	$56,969

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2015 and 2014 is shown below.

	September 30, 2015	September 30, 2014
Computed at the statutory rate (34%)	$1,077,901	$1,044,204
Increase (decrease) resulting from
Tax exempt interest	(332,888)	(382,400)
State income taxes, net	147,443	137,370
Increase in cash surrender value	(45,055)	(47,904)
Other, net	839	(864)

Actual tax expense	$848,240	$750,406

12.	COMMITMENTS AND CONTINGENCIES

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

Forward Looking Statements

This Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, the effect of disruptions in the financial markets, changes in interest rates, general economic conditions, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation, including the Dodd-Frank Act; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

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

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Federal Deposit Insurance Corporation adopted the new rule on July 9, 2013. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. The new rule became applicable to Jacksonville Savings Bank beginning in January 2015. The capital conservation buffer will be phased in beginning in the first quarter of 2016 at 0.625% and will be fully phased in beginning in the first quarter of 2019.

Financial Condition

September 30, 2015 Compared to December 31, 2014

Total assets at September 30, 2015 were $306.3 million, a decrease of $5.6 million, or 1.8%, from $311.9 million at December 31, 2014. The decrease in total assets was primarily due to decreases of $14.3 million in mortgage-backed securities and $6.0 million in cash and cash equivalents, partially offset by increases of $5.6 million in investment securities and $4.8 million in net loans.

Cash and cash equivalents decreased $6.0 million to $3.6 million at September 30, 2015, from $9.6 million at December 31, 2014. Investment and mortgage-backed securities were $88.0 million at September 30, 2015, a decrease of $8.7 million, or 9.0%, from $96.7 million at December 31, 2014. The decrease was primarily due to a decrease of $14.3 million in mortgage-backed securities. As cash was received from sales and payments on investment and mortgage-backed securities, a portion of the funds were used to fund deposit withdrawals.

Net loans receivable (excluding loans held for sale) increased $4.8 million, or 2.6%, to $189.5 million at September 30, 2015 from $184.7 million at December 31, 2014. The increase in loans was due to increases of $2.6 million in agricultural real estate loans, $2.4 million in commercial real estate loans, and $1.6 million in residential real estate loans. The increase in net loans was partially offset by a decrease of $4.3 million in commercial business loans, reflecting payments on lines of credit.

At September 30, 2015 and December 31, 2014, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits decreased $12.6 million, or 5.1%, to $233.3 million at September 30, 2015 from $245.9 million at December 31, 2014. The decrease was primarily due to a $12.0 million decrease in time deposits, reflecting an industry wide trend as customers have withdrawn funds or shown a preference for shorter-term deposits. Other borrowings, which consisted of $11.0 million in short-term FHLB advances and $8.7 million in overnight repurchase agreements at September 30, 2015, increased a total of $5.8 million, or 42.2%, from December 31, 2014. The FHLB advances have been used as a low-cost, short-term source of funding. The repurchase agreements are a cash management service provided to our commercial deposit customers.

Total stockholders’ equity increased $1.7 million, or 3.8%, to $46.7 million at September 30, 2015, compared to $45.0 million at December 31, 2014. The increase in stockholders’ equity was the result of $2.3 million in net income, partially offset by $624,000 in stock repurchases and the payment of $424,000 in cash dividends. Accumulated other comprehensive income increased $48,000 primarily due to an increase in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio due to a decrease in market interest rates. Accumulated other comprehensive income does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General: Net income for the three months ended September 30, 2015 was $699,000, or $0.40 per common share, basic, and $0.39 per common share, diluted, compared to net income of $856,000, or $0.48 per common share, basic and $0.47 per common share, diluted, for the three months ended September 30, 2014. The $157,000 decrease in net income during the third quarter of 2015, as compared to the third quarter of 2014, reflected decreases of $30,000 in net interest income and $32,000 in noninterest income and increases of $110,000 in noninterest expense and $15,000 in provision for loan losses, partially offset by a decrease of $30,000 in income taxes.

Interest Income: Total interest income for the three months ended September 30, 2015 decreased $116,000, or 3.9%, to $2.8 million from $2.9 million during the same period of 2014. The decrease in interest income reflected decreases of $35,000 in interest income on loans, $11,000 in interest income on investment securities, and $80,000 in interest income on mortgage-backed securities, partially offset by an increase of $10,000 in interest income on other interest-earning assets.

Interest income on loans decreased $35,000 to $2.3 million during the third quarter of 2015, as compared to the third quarter of 2014, primarily due to a decrease in the average yield of loans. The average yield decreased 38 basis points to 4.76% during the third quarter of 2015, compared to 5.14% during the third quarter of 2014, due to the continuing low interest rate environment. The average balance of the loan portfolio increased $11.3 million to $190.9 million during the third quarter of 2015, as compared to the third quarter of 2014. The increase in the average balance of the loan portfolio reflected increases in the average balance of agricultural real estate and commercial real estate loans due to an increase in new loan originations.

Interest income on investment securities decreased $11,000 to $427,000 during the third quarter of 2015 compared to the third quarter of 2014. The decrease reflected an 11 basis points decrease in the average yield of investment securities to 2.87% during the third quarter of 2015 from 2.98% during the third quarter of 2014, due to the continuing low interest rate environment. The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield. The decrease in the average yield was partially offset by a $745,000 increase in the average balance of the investment securities portfolio to $59.5 million during the third quarter of 2015, compared to $58.7 million during the third quarter of 2014 due to increased purchases of municipal bonds.

Interest income on mortgage-backed securities decreased $80,000 to $119,000 during the third quarter of 2015, compared to the third quarter of 2014. The decrease reflected a $16.5 million decrease in the average balance of mortgage-backed securities to $30.3 million during the third quarter of 2015, compared to $46.8 million during the third quarter of 2014. The decrease in the average balance of mortgage-backed securities reflected the use of sales and payment proceeds to fund new loan originations and the decrease in deposits during this same time period. The average yield of mortgage-backed securities decreased 12 basis points to 1.57% during the third quarter of 2015, compared to 1.69% during the third quarter of 2014.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $10,000 during the third quarter of 2015, compared to the third quarter of 2014. The average yield on other interest-earning assets increased 87 basis points to 0.94% during the third quarter of 2015 from 0.07% during the third quarter of 2014. The average balance of these accounts increased $2.0 million to $4.4 million for the three months ended September 30, 2015 compared to $2.4 million for the three months ended September 30, 2014. The increase in the average yield and average balance reflected an increase in the average balance of higher-yielding time deposit accounts with other banks during this same time frame.

Interest Expense: Total interest expense decreased $86,000, or 24.4%, to $267,000 during the three months ended September 30, 2015 compared to $353,000 during the three months ended September 30, 2014. The lower interest expense reflected a $91,000 decrease in the cost of deposits, partially offset by a $5,000 increase in the cost of other borrowings.

Interest expense on deposits decreased $91,000 to $260,000 during the third quarter of 2015 compared to $351,000 during the third quarter of 2014. The decrease in interest expense on deposits was due to decreases in the average balance and average rate paid on our deposits during the third quarter of 2015. The average balance of deposits decreased $14.6 million to $206.4 million during the third quarter of 2015, compared to $221.0 million during the third quarter of 2014. The decrease reflected a $16.8 million decrease in the average balance of time deposit accounts, partially offset by a $2.2 million increase in the average balance of lower cost transaction accounts. The average rate paid on deposits decreased 13 basis points to 0.50% during the third quarter of 2015 from 0.63% during the third quarter of 2014. The decrease reflected the low rate environment, as well as a change in the composition of our deposits to lower-cost transaction accounts from higher-cost time deposits.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $5,000 to $8,000 during the third quarter of 2015. The average balance of borrowed funds increased $7.2 million to $18.2 million during the third quarter of 2015 compared to $11.0 million during the third quarter of 2014, reflecting the use of overnight FHLB advances during 2015. The average rate paid on borrowed funds increased to 0.17% during the third quarter of 2015 compared to 0.10% during the third quarter of 2014.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income decreased by $30,000, or 1.2%, to $2.6 million during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Our net interest margin decreased to 3.59% during the third quarter of 2015 from 3.61% during the third quarter of 2014. Our interest rate spread remained stable at 3.49% during the third quarters of 2015 and 2014. Our ratio of interest earning assets to interest bearing liabilities was 1.27x and 1.24x during the three months ended September 30, 2015 and 2014, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses increased $15,000 to $45,000 during the third quarter of 2015, compared to $30,000 during the third quarter of 2014, reflecting growth in the loan portfolio. The allowance for loan losses decreased $39,000 to $2.9 million at September 30, 2015 from $3.0 million at December 31, 2014. Net charge-offs decreased to $50,000 during the third quarter of 2015, compared to $380,000 during the third quarter of 2014. Loans delinquent 30 days or more decreased to $2.0 million, or 1.02% of total loans, as of September 30, 2015, from $2.5 million, or 1.36% of total loans, as of December 31, 2014. Loans delinquent 30 days or more totaled $2.7 million, or 1.47% of total loans at September 30, 2014.

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

	September 30, 2015	December 31, 2014
Non-accruing loans:
One-to-four family residential	$913,850	$994,855
Commercial real estate	864,422	932,578
Agricultural real estate	-	122,841
Commercial business	12,856	22,438
Home equity	117,232	120,698
Consumer	189,651	70,643
Total	$2,098,011	$2,264,053

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	225,674	39,478
Commercial real estate	113,880	137,193
Total	$339,554	$176,671

Total nonperforming assets	$2,437,565	$2,440,724

Total nonperforming loans as a percentage of total loans	1.09%	1.21%
Total nonperforming assets as a percentage of total assets	0.80%	0.78%

Nonperforming assets decreased $3,000 to $2.4 million, or 0.80% of total assets, as of September 30, 2015, compared to $2.4 million, or 0.78% of total assets, as of December 31, 2014. The slight decrease in nonperforming assets was due to a decrease of $166,000 in nonperforming loans, offset by an increase of $163,000 in foreclosed assets.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2015 and December 31, 2014. All nonaccrual loans are automatically placed on the watch list. The $2.1 million increase in Special Mention credits during 2015 reflected the addition of four borrowers who are all performing as agreed. The decrease in Substandard credits reflected payoffs of $338,000 and transfers to foreclosed assets of $209,000 with related charge-offs of $129,000 during the nine months ended September 30, 2015.

	September 30, 2015	December 31, 2014

Special Mention credits	$4,248,280	$2,096,634
Substandard credits	4,870,570	5,453,825
Total watch list credits	$9,118,850	$7,550,459

Non-Interest Income: Non-interest income decreased $32,000, or 3.2%, to $992,000 during the three months ended September 30, 2015 from $1.0 million during the same period in 2014. The decrease in non-interest income resulted primarily from decreases of $83,000 in gains on the sales of available-for-sale securities and $13,000 in service charges on deposits, partially offset by an increase of $80,000 in commission income. The decrease in gains on the sales of securities reflected a lower volume of sales of $6.8 million during the third quarter of 2015 compared to $9.6 million during the same period of 2014. Securities sold during the third quarter of 2015 were lower yielding bonds which generated smaller gains as compared to those sold during the third quarter of 2014. The decrease in service charges on deposits reflected a decrease in fees related to nonsufficient funds. Commission income benefitted from a growth in accounts and improved market conditions.

Non-Interest Expense: Total non-interest expense increased $110,000, or 4.4%, to $2.6 million for the three months ended September 30, 2015. The increase was primarily due to increases of $64,000 in compensation and benefits expense, $27,000 in ATM and bank card expense, $23,000 in data processing and telecommunications expense, and $37,000 in other noninterest expense, partially offset by a decrease of $55,000 in professional fees. The increase in salaries and benefits expense reflected normal cost increases. The increase in ATM and bank card expense reflected processing fees related to a higher transaction volume and our conversion to chip cards during the third quarter of 2015. Data processing fees were impacted by non-recurring expenses related to the redesign of our company website. The decrease in professional fees was due to a decrease in non-recurring legal and consulting expenses incurred during the three months ended September 30, 2014.

Income Taxes: The provision for income taxes decreased $30,000 to $230,000 during the third quarter of 2015 compared to the same period of 2014. The decrease in the income tax provision reflected a decrease in taxable income. The effective tax rate was 24.8% and 23.3% during the three months ended September 30, 2015 and 2014, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General: Net income during the nine months ended September 30, 2015 was $2,322,000, or $1.31 per common share, basic, and $1.30 per common share, diluted, compared to net income of $2,321,000, or $1.29 per common share, basic and diluted, during the nine months ended September 30, 2014. The $1,000 increase in net income reflected an increase of $121,000 in noninterest income and a decrease of $138,000 in noninterest expense, offset by a decrease of $140,000 in net interest income and increases of $20,000 in the provision for loan losses and $98,000 in income taxes.

Interest Income: Total interest income during the nine months ended September 30, 2015 decreased $379,000, or 4.2%, to $8.6 million from $9.0 million during the same period of 2014. The decrease in interest income reflected decreases of $358,000 in interest income on mortgage-backed securities and $130,000 in interest income on investment securities, partially offset by increases of $88,000 in interest income on loans and $21,000 in interest income on other interest-earnings assets.

Interest income on loans increased $88,000 to $7.0 million during the nine months ended September 30, 2015, compared to the same period of 2014. The increase in interest income on loans was primarily due to an increase in the average balance of loans. The average balance of the loan portfolio increased $8.8 million to $188.3 million during the first nine months of 2015 from $179.5 million during the first nine months of 2014. The increase in the average balance of the loan portfolio reflected increases in the average balance of agricultural real estate loans and commercial real estate loans due to an increase in new loan originations. The average yield on loans decreased to 4.93% during the first nine months of 2015 from 5.11% during the first nine months of 2014. The decrease in the average yield on loans reflected lower market rates of interest and the competitive lending environment.

Interest income on investment securities decreased $130,000 to $1.2 million during the nine months ended September 30, 2015 from the same period of 2014. The decrease in interest income reflected a $4.5 million decrease in the average balance of the investment portfolio to $55.2 million during the first nine months of 2015, as compared to the prior year period. The decrease in the average balance of investment securities reflected the use of investment proceeds to fund new loan originations and deposit withdrawals. The average yield of investment securities decreased to 2.90% during the first nine months of 2015 from 2.98% for the first nine months of 2014. The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $358,000 to $405,000 during the nine months ended September 30, 2015, compared to the same period of 2014. The decrease reflected decreases in the average balance and average yield of mortgage-backed securities. The average balance of mortgage-backed securities decreased $14.9 million to $33.5 million during the first nine months of 2015, reflecting the use of sales and payment proceeds for the origination of new loans and to fund deposit withdrawals. The average yield of mortgage-backed securities decreased 49 basis points to 1.61% for the first nine months of 2015, compared to 2.10% for the first nine months of 2014. The average yield of mortgage-backed securities was negatively impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $21,000 to $22,000 during the first nine months of 2015, compared to the same period of 2014. The average yield on other interest-earning assets increased 36 basis points to 0.42% during the first nine months of 2015 from 0.06% during the first nine months of 2014. The average balance of other interest-earning assets increased $4.6 million to $7.1 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in the average yield and average balance reflected an increase in the average balance of higher-yielding time deposits with other banks during this same time frame.

Interest Expense: Total interest expense decreased $239,000, or 21.5%, to $875,000 during the nine months ended September 30, 2015 compared to $1.1 million during the nine months ended September 30, 2014. The lower interest expense reflected a $249,000 decrease in the cost of deposits, partially offset by an increase of $10,000 in the cost of other borrowings.

Interest expense on deposits decreased $249,000 to $857,000 for the nine months ended September 30, 2015 compared to $1.1 million for the nine months ended September 30, 2014. The decrease in interest expense on deposits was primarily due to a decrease of $13.7 million in the average balance of deposits to $210.3 million for the first nine months of 2015 compared to $224.0 million for the first nine months of 2014. The decrease reflected a $16.2 million decrease in the average balance of time deposit accounts, partially offset by a $2.5 million increase in the average balance of lower cost transaction accounts. The average rate paid on deposits decreased 12 basis points to 0.54% during the first nine months of 2015 from 0.66% during the first nine months of 2014, as a result of the low interest rate environment. The decrease also reflected lower average deposit balances, as well as a change in the composition of our deposits to lower-cost transaction accounts from higher-cost time deposits.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $10,000 to $18,000 during the first nine months of 2015, compared to the same period of 2014. The average balance of borrowed funds increased $2.7 million to $12.2 million during the first nine months of 2015 reflecting the use of overnight funds from the FHLB, compared to the same period of 2014. The average rate paid on borrowed funds increased to 0.20% during the first nine months of 2015 compared to 0.12% during the first nine months of 2014.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income decreased by $140,000, or 1.8%, to $7.7 million for the nine months ended September 30, 2015 from $7.9 million for the nine months ended September 30, 2014. Our net interest margin increased to 3.51% for the first nine months of 2015 from 3.49% for the first nine months of 2014. Our interest rate spread increased to 3.62% during the first nine months of 2015 from 3.61% during the first nine months of 2014.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30, 2015	September 30, 2014

Balance at beginning of period	$2,956,264	$3,406,434
Charge-offs:
One-to-four family residential	161,267	100,319
Commercial real estate	27,464	93,474
Commercial business	-	285,410
Home equity	5,707	5,403
Consumer	26,133	25,781
Total	220,571	510,387
Recoveries:
One-to-four family residential	39,822	1,260
Commercial real estate	16,532	168
Commercial business	111	31
Home equity	10,063	1,575
Consumer	5,367	2,383
Total	71,895	5,417
Net loan charge-offs	148,676	504,970
Additions charged to operations	110,000	90,000
Balance at end of period	$2,917,588	$2,991,464

The allowance for loan losses decreased $74,000 to $2.9 million at September 30, 2015, from $3.0 million at September 30, 2014. The provision increased $20,000 to $110,000 during the first nine months of 2015, compared to $90,000 during the first nine months of 2014. Net charge-offs equaled $149,000 during the first nine months of 2015, compared to $505,000 during the first nine months of 2014.

Non-Interest Income: Non-interest income increased $121,000, or 4.1%, to $3.1 million for the nine months ended September 30, 2015. The increase in non-interest income resulted primarily from increases of $133,000 in commission income and $26,000 in net income from mortgage banking operations, partially offset by decreases of $33,000 in gains on the sales of securities and $31,000 in service charges on deposits. The increase in commission income reflected improved market conditions and account activity during 2015. Net income on mortgage banking operations increased due to a higher volume of loan sales during 2015, as we sold $12.8 million of one-to-four family residential real estate loans to the secondary market during the first nine months of 2015, compared to $10.1 million during the same period of 2014. The higher volume of sales reflected an increased volume of mortgage originations, which are affected by changes in market interest rates. Gains on the sales of securities decreased due to the sale of lower yielding bonds during the first nine months of 2015, which generated smaller gains as compared to those sold during the same period of 2014. The decrease in service charges on deposits reflected a decrease in fees related to nonsufficient funds.

Non-Interest Expense: Total non-interest expense decreased $138,000, or 1.8%, to $7.5 million for the nine months ended September 30, 2015 compared to the same period of 2014. The decrease in non-interest expense consisted primarily of a decrease of $328,000 in professional fees, partially offset by increases of $151,000 in salaries and benefits expense and $39,000 in data processing and telecommunications expense. The decrease in professional fees reflected a decrease in non-recurring legal and consulting expenses incurred during the nine months ended September 30, 2014. Data processing fees were impacted by non-recurring expenses related to the redesign of our company website. The increase in salaries and benefits expense reflected normal cost increases.

Income Taxes: The provision for income taxes increased $98,000 to $848,000 during the first nine months of 2015 compared to the same period of 2014. The increase in the income tax provision reflected a higher level of taxable income. The effective tax rate was 26.8% and 24.4% during the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At September 30, 2015 and December 31, 2014, cash and cash equivalents totaled $3.6 million and $9.6 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the nine months ended September 30, 2015, the most significant sources of funds have been calls and sales of investment securities, principal repayments on loans and mortgage-backed securities, and other borrowings. These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities and the funding of new loans.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At September 30, 2015, the Company had $11.0 million in outstanding FHLB advances and approximately $75.0 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at September 30, 2015 and December 31, 2014 were 33.2% and 37.6%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

Commitments to fund loans	$42,510,600	$34,733,962
Standby letters of credit	110,000	255,340

Quantitative measures established by applicable regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that at September 30, 2015, the Bank met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At September 30, 2015, the Bank’s core capital ratio was 13.22% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At September 30, 2015, minimum requirements and the Bank's actual ratios were as follows:

	September 30, 2015	Minimum
	Actual	Required
Tier 1 Capital to Average Assets	13.22%	4.00%
Common Equity Tier to Risk-Weighted Assets	18.47%	4.50%
Tier 1 Capital to Risk-Weighted Assets	18.47%	6.00%
Total Capital to Risk-Weighted Assets	19.72%	8.00%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2015			2014
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$190,912	$2,274	4.76%	$179,576	$2,310	5.14%
Investment securities	59,494	427	2.87%	58,749	438	2.98%
Mortgage-backed securities	30,316	119	1.57%	46,864	198	1.69%
Other	4,430	10	0.94%	2,437	-	0.07%
Total interest-earning assets	285,152	2,830	3.97%	287,626	2,946	4.10%

Non-interest earnings assets	20,971			21,007
Total assets	$306,123			$308,633

Interest-bearing liabilities:
Interest-bearing checking	$38,153	$13	0.14%	$37,472	$14	0.15%
Savings accounts	40,021	20	0.20%	37,233	20	0.22%
Certificates of deposit	84,710	198	0.94%	101,515	287	1.13%
Money market savings	34,372	25	0.29%	35,955	26	0.29%
Money market deposits	9,163	3	0.15%	8,810	3	0.15%
Total interest-bearing deposits	206,419	259	0.50%	220,985	350	0.63%
Federal Home Loan Bank advances	9,687	6	0.24%	3,303	2	0.17%
Short-term borrowings	8,541	2	0.10%	7,708	1	0.07%
Total borrowings	18,228	8	0.17%	11,011	3	0.10%
Total interest-bearing liabilities	224,647	267	0.48%	231,996	353	0.61%

Non-interest bearing liabilities	35,403			32,241
Stockholders' equity	46,073			44,396

Total liabilities/stockholders' equity	$306,123			$308,633

Net interest income		$2,563			$2,593

Interest rate spread (average yield earned minus average rate paid)			3.49%			3.49%

Net interest margin (net interest income divided by average interest-earning assets)			3.59%			3.61%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2015 Compared to 2014
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(176)	$141	$(35)
Investment securities	(16)	5	(11)
Mortgage-backed securities	(14)	(66)	(80)
Other	9	1	10
Total net change in income on interest-earning assets	(197)	81	(116)

Interest-bearing liabilities:
Interest-bearing checking	(1)	-	(1)
Savings accounts	(2)	2	-
Certificates of deposit	(45)	(44)	(89)
Money market savings	-	(1)	(1)
Money market deposits	-	-	-
Total interest-bearing deposits	(48)	(43)	(91)
Federal Home Loan Bank advances	-	4	4
Short-term borrowings	1	-	1
Total borrowings	1	4	5
Total net change in expense on interest-bearing liabilities	(47)	(39)	(86)

Net change in net interest income	$(150)	$120	$(30)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2015			2014
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$188,335	$6,963	4.93%	$179,561	$6,875	5.11%
Investment securities	55,169	1,201	2.90%	59,641	1,331	2.98%
Mortgage-backed securities	33,469	405	1.61%	48,398	763	2.10%
Other	7,129	22	0.42%	2,521	1	0.06%
Total interest-earning assets	284,102	8,591	4.03%	290,121	8,970	4.12%

Non-interest earnings assets	20,427			20,823
Total assets	$304,529			$310,944

Interest-bearing liabilities:
Interest-bearing checking	$38,740	$38	0.13%	$38,040	$40	0.14%
Savings accounts	39,829	59	0.20%	37,312	61	0.22%
Certificates of deposit	88,618	675	1.02%	104,812	910	1.16%
Money market savings	34,978	75	0.29%	35,666	85	0.32%
Money market deposits	8,175	9	0.15%	8,198	10	0.15%
Total interest-bearing deposits	210,340	856	0.54%	224,028	1,106	0.66%
Federal Home Loan Bank advances	6,562	14	0.29%	3,930	5	0.16%
Short-term borrowings	5,656	4	0.09%	5,540	3	0.08%
Total borrowings	12,218	18	0.20%	9,470	8	0.12%
Total interest-bearing liabilities	222,558	874	0.52%	233,498	1,114	0.64%

Non-interest bearing liabilities	36,088			34,197
Stockholders' equity	45,883			43,249

Total liabilities/stockholders' equity	$304,529			$310,944

Net interest income		$7,717			$7,856

Interest rate spread (average yield earned minus average rate paid)			3.51%			3.49%

Net interest margin (net interest income divided by average interest-earning assets)			3.62%			3.61%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative nine month periods.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2015 Compared to 2014
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(241)	$329	$88
Investment securities	(32)	(98)	(130)
Mortgage-backed securities	(154)	(204)	(358)
Other	16	5	21
Total net change in income on interest-earning assets	(411)	32	(379)

Interest-bearing liabilities:
Interest-bearing checking	(3)	1	(2)
Savings accounts	(5)	4	(1)
Certificates of deposit	(104)	(131)	(235)
Money market savings	(8)	(2)	(10)
Money market deposits	(1)	-	(1)
Total interest-bearing deposits	(121)	(128)	(249)
Federal Home Loan Bank advances	5	4	9
Short-term borrowings	-	1	1
Total borrowings	5	5	10
Total net change in expense on interest-bearing liabilities	(116)	(123)	(239)

Net change in net interest income	$(295)	$155	$(140)

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

The following table shows projected results at September 30, 2015 and December 31, 2014 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	(Dollars in thousands)
	September 30, 2015		December 31, 2014		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(372)	-3.27%	(167)	-1.47%	> (20.00)%
+ 200 basis points	(249)	-2.19%	(116)	-1.02%	> (12.50)%
+ 100 basis points	(105)	-0.92%	(46)	-0.40%	> (12.50)%
- 100 basis points	(53)	-0.47%	(180)	-1.59%	> (20.00)%

The table above indicates that as of September 30, 2015, in the event of a 200 basis points increase in interest rates, we would experience a 2.19% decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would experience a 0.47% decrease in net interest income.

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

At September 30, 2015, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.              Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan (1)
July 1 – July 31	-	-	-	23,758
August 1 – August 31	-	-	-	23,758
September 1 – September 30	-	-	-	23,758

(1)	On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company can repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the repurchase of 68,260 shares permitted under the program.

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 11/05/2015	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS