Form 10-K
period 2015-12-31
Jacksonville Bancorp, Inc.
filed 2016-03-10
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 001-34821

JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4670835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1211 West Morton Avenue, Jacksonville, Illinois	62650
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (217) 245-4111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐        NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, as reported by the Nasdaq Capital Market, was approximately $42.2 million.

As of March 1, 2016, there were issued and outstanding 1,792,013 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

(2) Annual Report to Stockholders (Parts II and IV).

PART I

ITEM 1.          Business

Jacksonville Bancorp, Inc.

Jacksonville Bancorp, Inc. (or the “Company”) is a Maryland corporation. On July 14, 2010, Jacksonville Bancorp, Inc. completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public. Jacksonville Savings Bank (or the “Bank”) is 100% owned by the Company and the Company is 100% owned by public stockholders. On June 28, 2013, Jacksonville Savings Bank terminated its election to be regulated as a savings and loan holding company pursuant to Section 10(l) of the Home Owners Loan Act. On this same date, Jacksonville Bancorp, Inc. became a bank holding company.

The Company’s only significant asset is its investment in Jacksonville Savings Bank. At December 31, 2015, Jacksonville Bancorp, Inc. had consolidated assets of $308.6 million, total deposits of $239.3 million, and stockholders’ equity of $45.6 million.

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

Our principal sources of funds are customer deposits, proceeds from the sale of loans, short-term borrowings, funds received from the repayment and prepayment of loans and mortgage-backed securities, and the sale, call, or maturity of investment securities. Principal sources of income are interest income on loans and investments, sales of loans and securities, service charges, commissions, card interchange income and other fees. Our principal expenses are interest paid on deposits, employee compensation and benefits, occupancy and equipment expense, and data processing and telecommunications expense.

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

The economy of our market area consists primarily of agriculture and related businesses, light industry and state and local government. The largest employers in our market area are Reynolds, Passavant Area Hospital, and the State of Illinois. As of December 2015, unemployment rates in our market area were: 5.5% in Morgan County, 5.9% in Cass County, 6.5% in Macoupin County, and 8.6% in Montgomery County. This compared with unemployment rates of 5.9% in Illinois and 5.0% in the United States as a whole.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from commercial banks, other savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Morgan, Macoupin and Montgomery counties, Illinois. As of June 30, 2015, our FDIC-insured deposit market share in the counties we serve (out of 31 bank and thrift institutions with offices in Morgan, Macoupin and Montgomery Counties, Illinois) was 9.9%. Such data does not reflect deposits held by credit unions.

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

Lending Activities

General. Historically, our principal lending activity has been the origination of mortgage loans secured by one- to four-family residential properties in our local market area. Over the past several years, we have increased our emphasis on originating loans secured by commercial and agricultural real estate. We also originate commercial and agricultural business loans secured by collateral other than real estate as well as unsecured commercial and agricultural business loans. We also originate home equity and consumer loans. At December 31, 2015, our loans receivable totaled $193.0 million, of which $47.4 million, or 24.6%, consisted of one- to four-family residential mortgage loans. The remainder of our loans receivable at December 31, 2015 consisted of agricultural real estate loans totaling $41.2 million, or 21.3% of net loans, commercial real estate loans totaling $40.4 million, or 20.9% of net loans, commercial business loans totaling $25.5 million, or 13.2% of net loans, agricultural business loans totaling $16.1 million, or 8.3% of net loans, consumer loans totaling $13.7 million, or 7.1% of net loans, and home equity loans totaling $11.7 million, or 6.1% of net loans.

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

We originate fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years. We sell a significant portion of our one- to four-family fixed-rate residential mortgage loan originations with terms of generally 15 years or greater directly to the secondary market. During the years ended December 31, 2015 and 2014, we sold $16.8 million and $12.5 million of fixed-rate residential mortgage loans, respectively. Loans are generally sold without recourse and with servicing retained.

At December 31, 2015, we were servicing $131.4 million in loans for which we received servicing income of $344,000 for the year ended December 31, 2015. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned as loan servicing fees in noninterest income. The amortization of mortgage servicing rights is netted from the gains on sale of loans, both cash gains as well as the capitalized gains, and is included in mortgage banking operations, net, in noninterest income.

Loan Portfolio Composition. Set forth below are selected data relating to the composition of our loan portfolio, by type of loan as of the dates indicated, excluding loans held for sale of $539,000, $236,000, $262,000, $712,000 and $447,000 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$47,395	24.6%	$44,561	24.2%	$44,286	24.5%	$41,386	23.8%	$39,472	23.1%
Commercial (2)	40,382	20.9	40,475	21.9	38,921	21.5	30,973	17.8	40,170	23.5
Agricultural	41,223	21.3	40,119	21.7	35,006	19.4	37,392	21.5	29,971	17.5
Home equity (3)	11,692	6.1	11,283	6.1	11,729	6.5	12,734	7.4	16,043	9.4
Total real estate loans	140,692	72.9	136,438	73.9	129,942	71.9	122,485	70.5	125,656	73.5

Commercial business loans	25,453	13.2	26,814	14.5	29,947	16.6	29,046	16.7	23,198	13.6
Agricultural business loans	16,103	8.3	11,845	6.4	10,560	5.9	10,983	6.3	9,591	5.6
Consumer loans	13,741	7.1	12,587	6.8	13,606	7.5	14,572	8.4	15,756	9.2
Total loans receivable	195,989	101.5	187,684	101.6	184,055	101.9	177,086	101.9	174,201	101.9

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	29	—	9	—	9	—	(6)	—	39	—
Allowance for loan losses	2,920	1.5	2,956	1.6	3,406	1.9	3,339	1.9	3,297	1.9
Total loans receivable, net	$193,040	100.0%	$184,719	100.0%	$180,640	100.0%	$173,753	100.0%	$170,865	100.0%

(1)	Includes one- to four-family real estate construction loans of $1.3 million, $1.2 million, $328,000, $1.9 million and $686,000 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(2)	Includes commercial real estate construction loans of $4.7 million, $3.3 million, $4.7 million, $495,000 and $0 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(3)	Includes real estate construction loans of $80,000, $140,000, $0, $40,000 and $0 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

One- to Four-Family Mortgage Loans. Historically our primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in our market area. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. We generally limit our one- to four-family loan originations to the financing of loans secured by properties located within our market area. At December 31, 2015, $47.4 million, or 24.6% of our net loan portfolio, was invested in mortgage loans secured by one- to four-family residences.

Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is currently $417,000 for single-family homes. At December 31, 2015, we had three one- to four-family residential mortgage loans with principal balances in excess of $417,000, commonly referred to as jumbo loans.

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

We currently offer adjustable-rate mortgage loans for terms ranging up to 30 years. We generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination. Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on our net interest income. In the low interest rate environment that has existed over the past few years, our adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of our loan portfolio. We have used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $18.4 million, or 38.8% of our total one- to four-family residential real estate loans receivable at December 31, 2015. The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. During 2015, we originated $27.6 million of fixed-rate residential mortgage loans, most of which were subsequently sold in the secondary market, and $4.6 million of adjustable-rate mortgage loans which were held in our portfolio.

Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive and provide an alternative for those borrowers who meet our underwriting criteria, but are unable to qualify for a fixed-rate mortgage. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

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

Commercial Real Estate Loans. We originate and purchase commercial real estate loans. At December 31, 2015, $40.4 million, or 20.9%, of our net loan portfolio consisted of commercial real estate loans. During 2015, loan originations secured by commercial real estate totaled $7.8 million as compared to $15.5 million in 2014. Our commercial real estate loans are secured primarily by improved properties such as multi-family residential properties, retail facilities and office buildings, restaurants, and other non-residential buildings. At December 31, 2015, our commercial real estate loan portfolio included $8.5 million in loans secured by multi-family residential properties, $4.4 million in loans secured by restaurants, $3.8 million in loans secured by hotels, and $23.7 million in loans secured by other commercial properties. The maximum loan-to-value ratio for commercial real estate loans we originate is generally 80%. Our commercial real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the prime rate and generally have a specified floor. Many of our fixed-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We have $4.0 million of interest only commercial real estate loans at December 31, 2015. We purchase from time to time commercial real estate loan participations primarily from outside our market area where we are not the lead lender. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2015, commercial real estate loan participations totaled $7.6 million, or 18.9% of the commercial real estate loan portfolio consisting primarily of loan participations outside of our market area which totaled $6.8 million, or 16.9% of the commercial real estate loan portfolio. At December 31, 2015, we had one loan participation located in central Illinois with a balance of $767,000 delinquent 60 days or more.

At December 31, 2015, our largest commercial real estate loan was secured by a hotel with a principal balance of $3.3 million and was performing in accordance with its terms. At December 31, 2015, our largest commercial real estate loan participation was secured by an apartment complex with a principal balance of $1.5 million and was performing in accordance with its terms.

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

Agricultural Real Estate Loans. We originate and purchase agricultural real estate loans. At December 31, 2015, $41.2 million, or 21.3% of our net loan portfolio, consisted of agricultural real estate loans. During 2015, loan originations secured by agricultural real estate totaled $8.7 million, as compared to $6.7 million in 2014. The maximum loan-to-value ratio for agricultural real estate loans we originate is generally 75%. Our agricultural real estate loans are generally written up to terms of thirty years with adjustable interest rates.  The rates are generally tied to the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years, or five-years and generally have a specified floor. Many of our fixed-rate agricultural real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We purchase from time to time agricultural real estate loan participations primarily from other local institutions within our market area. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2015, agricultural real estate loan participations totaled $3.2 million, or 7.9% of the agricultural real estate loan portfolio. At December 31, 2015, we had no agricultural real estate loan participations delinquent 60 days or more. At December 31, 2015, our largest agricultural real estate loan was secured by farmland, had a principal balance of $5.1 million and was performing in accordance with its terms.

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

Home Equity Loans. At December 31, 2015, home equity loans totaled $11.7 million, or 6.1%, of our net loan portfolio. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. Generally, the maximum term for home equity loans is 10 years.

Our underwriting standards for home equity loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. At December 31, 2015, home equity loans 90 days or more delinquent totaled $70,000, or 0.6% of total home equity loans. The largest delinquent loan in this category at December 31, 2015 had a principal balance of $54,000 and was secured by a residential mortgage. No assurance can be given, however, that our delinquency rate or loss experience on home equity loans will not increase in the future.

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

Commercial Business Loans. We originate commercial business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. We also purchase participations of commercial business loans from other lenders, which may be made to borrowers outside our market area. Commercial business loans totaled $25.5 million, or 13.2% of our net loan portfolio at December 31, 2015. At December 31, 2015, commercial business loan participations totaled $840,000, or 3.3% of the commercial business loan portfolio. All of the commercial business loan participations were outside of our market area. Commercial business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years and various terms of maturity generally from three years to five years. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating business loans. During the year ended December 31, 2015, we originated $14.0 million in commercial business loans. At that date, our largest commercial business loan was a $5.0 million line of credit. This loan was performing in accordance with its terms at December 31, 2015.

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

Agricultural Business Loans. We originate agricultural business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. Agricultural business loans totaled $16.1 million, or 8.3% of our net loan portfolio at December 31, 2015. Agricultural business loans are generally secured by equipment and blanket security agreements on all farm assets. These loans are generally offered with fixed rates with terms up to five years. Agricultural business loans generally bear lower interest rates than residential loans due to competitive market pressures. While the repayment of our agricultural business loans is generally dependent on the successful operation of the farm operation, we have experienced a good history of low default rates. We generally obtain personal guarantees from the borrower as a condition to originating agricultural business loans. During the year ended December 31, 2015, we originated $12.2 million in agricultural business loans. At December 31, 2015, our largest agricultural business loan was a line of credit of $750,000. This loan was performing in accordance with its terms at December 31, 2015.

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

Consumer Loans. As of December 31, 2015, consumer loans totaled $13.7 million, or 7.1%, of our net loan portfolio. The principal types of consumer loans we offer are automobile loans, loans secured by deposit accounts, unsecured loans and mobile home loans. We generally offer consumer loans on a fixed-rate basis.

At December 31, 2015, consumer loans secured by automobiles totaled $6.1 million, or 3.1% of our net loan portfolio. We offer automobile loans with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. We generally originate automobile loans with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although the loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Consumer loans 90 days or more delinquent at December 31, 2015 totaled $6,000, or 0.04% of total consumer loans. No assurance can be given, however, that our delinquency rate or loss experience on consumer loans will not increase in the future.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Commercial Real Estate		Agricultural Real Estate		Home Equity
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2016	$4,724	5.67%	$7,568	5.05%	$742	4.76%	$1,375	6.45%
2017	3,644	5.06	1,461	5.18	69	4.25	667	6.34
2018	2,871	5.65	7,448	4.79	95	5.26	1,463	6.14
2019 to 2020	2,815	5.60	12,300	4.54	267	5.24	1,561	6.70
2021 to 2025	2,711	5.56	4,325	4.38	2,982	4.61	4,436	5.00
2026 to 2030	10,504	4.27	4,547	4.99	2,503	4.42	1,518	5.47
2031 and beyond	20,126	4.95	2,733	4.65	34,565	4.17	672	5.33

Total	$47,395	5.00%	$40,382	4.74%	$41,223	4.23%	$11,692	5.70%

	Commercial Business		Agricultural Business		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2016	$9,585	4.25%	$13,716	3.92%	$2,066	6.14%	$39,776	4.66%
2017	1,564	4.67	142	4.74	1,696	7.48	9,243	5.53
2018	7,389	4.44	306	4.75	2,679	6.92	22,251	5.11
2019 to 2020	2,908	4.89	1,577	4.56	4,285	5.25	25,713	4.95
2021 to 2025	4,007	3.97	362	5.14	997	7.47	19,820	4.80
2026 to 2030	—	—	—	—	1,037	8.61	20,109	4.78
2031 and beyond	—	—	—	—	981	8.37	59,077	4.54

Total	$25,453	4.36%	$16,103	4.03%	$13,741	6.62%	$195,989	4.78%

The following table sets forth at December 31, 2015, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2016. At December 31, 2015, fixed-rate loans include $8.2 million in fixed-rate balloon payment loans with original maturities of five years or less. The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2016, was $73.9 million and $82.3 million, respectively.

	Due after December 31, 2016
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$24,309	$18,362	$42,671
Commercial	21,909	10,905	32,814
Agricultural	888	39,593	40,481
Home equity	3,559	6,758	10,317
Commercial business loans	9,375	6,493	15,868
Agricultural business loans	2,387	—	2,387
Consumer	11,517	158	11,675
Total loans	$73,944	$82,269	$156,213

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

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands)

Total loans receivable at beginning of year	$187,684	$184,055	$177,086	$174,201	$179,455
Originations:
Real estate loans:
One- to four-family residential	32,225	23,848	39,825	68,471	44,583
Commercial	7,841	15,510	11,071	2,823	7,435
Agricultural	8,714	6,698	4,585	11,480	15,482
Home equity	4,881	3,236	3,598	3,243	4,081
Commercial business loans	13,977	19,508	19,397	20,920	14,326
Agricultural business loans	12,161	11,542	10,008	12,091	15,500
Consumer loans	9,536	7,255	9,239	8,375	10,833
Total originations	89,335	87,597	97,723	127,403	112,240
Participation loans purchased	2,609	2,678	3,878	6,093	3,227
Transfer of mortgage loans to foreclosed real estate owned	380	374	129	262	461
Repayments	66,413	73,728	70,043	77,672	88,033
Loan sales to secondary market	16,846	12,544	24,460	52,677	32,227
Total loans receivable at end of year	$195,989	$187,684	$184,055	$177,086	$174,201

Loan Origination and Other Fees. In addition to interest earned on loans, we may charge loan origination fees. Our ability to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in our market area. To the extent that loans are originated or acquired for our portfolio, accounting standards require that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred are recognized into income immediately upon the sale of the related loan. At December 31, 2015, we had $219,000 of deferred loan fees. Loan origination fees are a volatile source of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, we also receive other fees that consist primarily of extension fees and late charges. We recognized fees of $104,000, $92,000 and $97,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Loan Concentrations. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the Bank’s total capital, as defined by regulation. At December 31, 2015, our loans-to-one borrower limit was $10.1 million. At December 31, 2015 we had no lending relationships in excess of our loans-to-one borrower limitation. At December 31, 2015, we had 29 borrowers with outstanding borrowings in excess of $1.0 million totaling in the aggregate $82.2 million or 41.9% of our total loan portfolio.

Delinquencies and Classified Assets

Our collection procedures provide that when a mortgage loan is either ten days (in the case of adjustable-rate mortgage and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment and assessing a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. We also send a 30 day notice pursuant to Illinois law if a borrower’s primary residence is the collateral at issue. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency. If not cured, foreclosure proceedings are initiated after the loan is 120 days past due. Consumer loans receive a ten-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires. At December 31, 2015, 2014 and 2013, the percentage of non-performing loans to total loans receivable were 1.03%, 1.21% and 0.97%, respectively. At December 31, 2015, 2014 and 2013, the percentage of non-performing assets to total assets was 0.76%, 0.78% and 0.65%, respectively.

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

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2015, we had no loans 90 days or more delinquent that were still accruing interest. Nonperforming assets decreased by $89,000 to $2.4 million at December 31, 2015 as compared to December 31, 2014. The decrease in the level of nonperforming assets primarily reflected a decrease of $243,000 in nonperforming loans, partially offset by an increase of $154,000 in foreclosed assets. The decrease in nonperforming loans primarily reflected the payoff of an agricultural real estate loan and the foreclosure of several one- to four-family residential properties.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2015, we owned $331,000 of property classified as real estate owned.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2015, 2014, 2013, 2012 and 2011, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $2.6 million, $2.3 million, $2.6 million, $2.2 million and $2.0 million, respectively.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Nonaccrual loans: (1)
Real estate loans:
One- to four-family residential	$911	$995	$1,339	$1,203	$1,298
Commercial	840	932	208	560	362
Agricultural	—	123	—	—	—
Home equity	119	121	134	277	423
Commercial business loans	9	22	38	52	67
Agricultural business loans	—	—	—	—	—
Consumer loans	142	71	63	122	251

Total nonaccrual loans	2,021	2,264	1,782	2,214	2,401

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Total nonperforming loans	2,021	2,264	1,782	2,214	2,401

Real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	217	40	133	—	49
Commercial	114	137	149	137	416
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	2	—	—

Total real estate owned and foreclosed assets	331	177	284	137	435

Total nonperforming assets	$2,352	$2,441	$2,066	$2,351	$2,836

Ratios:
Nonperforming loans to total loans	1.03%	1.21%	0.97%	1.25%	1.38%
Nonperforming assets to total assets	0.76%	0.78%	0.65%	0.73%	0.92%

(1)	Includes nonaccrual troubled debt restructurings of $1.3 million, $1.1 million, $412,000, $361,000 and $211,000 for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

For the year ended December 31, 2015, gross interest income that would have been recorded had our nonaccrual loans and troubled debt restructurings been current in accordance with their original terms was $151,000. We did not recognize any interest income on such loans for the year ended December 31, 2015.

At December 31, 2015, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

At December 31, 2015
Real estate loans:
One- to four-family residential	4	78	9	623	13	701
Commercial	—	—	1	767	1	767
Agricultural	—	—	—	—	—	—
Home equity	3	66	3	69	6	135
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	3	6	2	6	5	12

Total loans	10	$150	15	$1,465	25	$1,615

At December 31, 2014
Real estate loans:
One- to four-family residential	5	287	9	613	14	900
Commercial	1	794	3	39	4	833
Agricultural	—	—	1	123	1	123
Home equity	2	12	5	58	7	70
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	3	5	6	17	9	22

Total loans	11	$1,098	24	$850	35	$1,948

At December 31, 2013
Real estate loans:
One- to four-family residential	2	$96	12	$807	14	$903
Commercial	2	68	2	78	4	146
Agricultural	—	—	—	—	—	—
Home equity	3	48	4	55	7	103
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	5	26	2	10	7	36

Total loans	12	$238	20	$950	32	$1,188

At December 31, 2012
Real estate loans:
One- to four-family residential	5	$213	15	$985	20	$1,198
Commercial	—	—	4	280	4	280
Agricultural	—	—	—	—	—	—
Home equity	4	71	6	136	10	207
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	2	64	4	34	6	98

Total loans	11	$348	29	$1,435	40	$1,783

At December 31, 2011
Real estate loans:
One- to four-family residential	4	$162	12	$1,021	16	$1,183
Commercial	—	—	2	49	2	49
Agricultural	—	—	—	—	—	—
Home equity	5	50	11	197	16	247
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	4	126	3	37	7	163

Total loans	13	$338	28	$1,304	41	$1,642

Classified Assets. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three categories for classified assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified “loss” must be either completely written off or supported by a 100% specific reserve. We also maintain a category designated “special mention” which is established and maintained for assets not considered classified but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic exams of Jacksonville Savings Bank by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation, the staff of such agencies reviews our classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At December 31, 2015, our classified assets totaled $5.0 million, all of which were classified as substandard.

The total amount of classified and special mention loans increased $1.3 million, or 16.6%, to $8.8 million at December 31, 2015 from $7.5 million at December 31, 2014. The increase in classified and special mention loans during 2015 was due to an increase of $1.7 million in special mention loans, partially offset by a decrease of $434,000 in substandard loans. The increase in special mention loans reflects $2.1 million in additional loans listed as special mention, partially offset by $80,000 in principal reductions and $176,000 in loans that were upgraded to a pass rating during 2015. The decrease in substandard loans was primarily related to $1.0 million in principal reductions, $164,000 in charge-offs, and $213,000 in loans transferred to foreclosed assets, partially offset by $945,000 in additional loans classified as substandard during 2015.

The following table shows the principal amount of special mention and classified loans at December 31, 2015 and December 31, 2014.

	12/31/15	12/31/14
	(In Thousands)
Special Mention loans	$3,781	$2,096
Substandard loans	5,020	5,454
Total Special Mention and Substandard loans	$8,801	$7,550

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

The general component covers non-classified loans and is based on historical charge-off experience and expected loss given our internal risk rating process. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The other qualitative factors considered by management include, but are not limited to, the following:

•	changes in lending policies and procedures, including underwriting standards and collection practices;

•	changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of management and the lending staff;

•	changes in the trend of the volume and severity of the past due, nonaccrual, and classified loans;

•	changes in the quality of our loan review system and the degree of oversight by the board of directors;

•	the existence of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in our current portfolio.

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

The allowance for loan losses decreased $37,000, or 1.2%, to $2.9 million at December 31, 2015 from $3.0 million at December 31, 2014. The decrease in the allowance was the result of net charge-offs exceeding the provision for loan losses. Net charge-offs decreased $513,000 to $177,000 during 2015 from $690,000 during 2014. We recorded a provision for loan losses of $140,000 during 2015.

Nonperforming assets decreased $89,000 to $2.4 million at December 31, 2015, compared to December 31, 2014. The decrease in nonperforming assets was due to a decrease of $243,000 in non-performing loans, partially offset by an increase of $154,000 in foreclosed assets held at December 31, 2015 as compared to at December 31, 2014. The allowance for loan losses to nonperforming loans increased to 144.45% at December 31, 2015 as compared to 130.57% at December 31, 2014.

Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that we will not be required to make additions to the allowance for loan losses in the future. Future additions to our allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which additional loan loss provisions may be deemed necessary.

Analysis of the Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses by loan categories for each year indicated and additions to the allowance for loan losses, which have been charged to operations.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Balance at beginning of year	$2,956	$3,406	$3,339	$3,297	$2,964

Charge-offs:
One- to four-family residential	199	100	162	82	130
Commercial real estate	27	288	—	357	306
Agricultural real estate	—	—	—	—	—
Home equity	14	5	63	80	25
Commercial business	—	285	—	—	—
Agricultural business	—	—	—	—	—
Consumer	53	26	67	67	25
Total charge-offs	293	704	292	586	486

Recoveries:
One- to four-family residential	40	2	16	27	—
Commercial real estate	60	5	136	89	25
Agricultural real estate	—	—	—	—	—
Home equity	11	3	15	14	7
Commercial business	—	—	7	3	156
Agricultural business	—	—	—	—	—
Consumer	6	4	15	6	6
Total recoveries	117	14	189	139	194

Net loans charge-offs	176	690	103	447	292
Additions charged to operations	140	240	170	490	625

Balance at end of year	$2,920	$2,956	$3,406	$3,339	$3,297

Total loans outstanding	$195,989	$187,684	$184,055	$177,086	$174,201
Average net loans outstanding	$189,667	$180,936	$174,685	$173,600	$177,597

Allowance for loan losses as a percentage of total loans at end of year	1.49%	1.57%	1.85%	1.89%	1.89%
Net loans charged off as a percent of average net loans outstanding	0.09%	0.38%	0.06%	0.26%	0.16%
Allowance for loan losses to nonperforming loans	144.45%	130.57%	191.14%	150.85%	137.33%
Allowance for loan losses to total nonperforming assets at end of year	124.13%	121.10%	164.90%	142.05%	116.24%

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

	At December 31,
	2015		2014		2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$830	24.2%	$999	23.7%	$856	24.1%
Commercial real estate	918	20.6	855	21.6	746	21.1
Agricultural real estate	202	21.0	196	21.4	175	19.0
Home equity	149	6.0	206	6.0	202	6.4
Commercial business	387	13.0	422	14.3	1,034	16.3
Agricultural business	163	8.2	58	6.3	53	5.7
Consumer	169	7.0	167	6.7	185	7.4
Unallocated	102	—	53	—	155	—
Total	$2,920	100%	$2,956	100%	$3,406	100%

	At December 31,
	2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$741	23.4%	$697	22.7%
Commercial real estate	829	17.5	1,108	23.1
Agricultural real estate	150	21.1	115	17.2
Home equity	329	7.2	309	9.2
Commercial business	934	16.4	712	13.3
Agricultural business	44	6.2	59	5.5
Consumer	151	8.2	138	9.0
Unallocated	161	—	159	—
Total	$3,339	100%	$3,297	100%

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

The portfolio consists primarily of mortgage-backed securities, municipal bonds and U.S. government and agency securities all of which are classified as available for sale. Mortgage-backed securities totaled $23.2 million at December 31, 2015. General obligation municipal bonds, most of which have been issued within the States of Illinois, Texas, and Missouri totaled $48.4 million at December 31, 2015. Our portfolio of U.S. Government and agency securities totaled $15.9 million at December 31, 2015. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2015, we had no investment securities that were deemed to be other than temporarily impaired.

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

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the United States Government or government sponsored enterprises. These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $23.1 million, $41.2 million and $49.5 million at December 31, 2015, 2014 and 2013, respectively. The fair value of our mortgage-backed securities portfolio was $23.2 million, $41.4 million and $48.3 million at December 31, 2015, 2014 and 2013, respectively, and the weighted average rate as of December 31, 2015, 2014 and 2013 was 2.30%, 2.33% and 2.27%, respectively. At December 31, 2015, $23.2 million of the mortgage-backed securities in the investment portfolio had fixed rates of interest.

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

Municipal Bonds. At December 31, 2015, we held municipal bonds with a fair value of $48.4 million. All of our municipal bonds are general obligation bonds with full taxing authority and ratings (when available) of A or above. Nearly all of our municipal bonds are issued by local municipalities or school districts located in Illinois, Texas, or Missouri.

U.S. Government and Agency Securities. At December 31, 2015, we held U.S. Government and agency securities with a fair value of $15.9 million. These securities have an average expected life of 4.8 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include Federal Home Loan Bank of Chicago stock of $1.1 million. All of such securities were classified as available for sale.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Mortgage-backed securities:
Fannie Mae	$16,367	$16,453	$24,023	$24,241	$23,435	$23,013
Freddie Mac	6,368	6,397	12,492	12,491	14,447	14,022
Ginnie Mae	332	328	4,682	4,688	11,604	11,311
Total mortgage-backed securities	23,067	23,178	41,197	41,420	49,486	48,346
U.S. government and agencies	15,980	15,939	10,032	9,958	10,711	10,420
Municipal bonds	47,229	48,356	44,378	45,307	50,889	50,219

Total	$86,276	$87,473	$95,607	$96,685	$111,086	$108,985

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of such securities were classified as available for sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)

Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$16,367	2.27%	$16,367	$16,453	2.27%
FreddieMac	—	—	—	—	—	—	6,368	2.42	6,368	6,397	2.42
Ginnie Mae	—	—	—	—	—	—	332	1.41	332	328	1.41
Total mortgage-backed securities	—	—	—	—	—	—	23,067	2.30	23,067	23,178	2.30
U.S. government and agencies	1,000	2.32	3,540	1.96	9,593	2.25	1,847	1.97	15,980	15,939	2.15
Municipal bonds(1)	526	3.00	7,896	2.98	25,195	3.00	13,612	3.32	47,229	48,356	3.09

Total	$1,526	2.55%	$11,436	2.66%	$34,788	2.79%	$38,526	2.64%	$86,276	$87,473	2.70%

(1)	We used an assumed 34% tax rate in computing tax equivalent adjustments. The tax equivalent yield of municipal bonds was 4.55% for maturities of one year or less, 4.51% for maturities of more than one year through five years, 4.54% for maturities for more than five years through ten years, 5.03% for maturities of more than 10 years and 4.68% for the total municipal bonds securities portfolio at December 31, 2015. The tax equivalent adjustments to interest income of municipal bonds was less than $1,000 for maturities of one year or less, $121,000 for maturities of more than one year through five years, $389,000 for maturities for more than five years through ten years, $233,000 for maturities of more than 10 years and $751,000 for the total municipal bonds securities portfolio for the year ended December 31, 2015.

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

Deposits. We attract consumer and commercial deposits principally from within our market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market accounts, term certificate accounts and individual retirement accounts. We will accept deposits of $100,000 or more and may offer negotiated interest rates on such deposits. At December 31, 2015, we had deposits of $100,000 or more from public entities that totaled $19.1 million. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate. We do not obtain funds through brokers, nor do we solicit funds outside our market area.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Deposit type:
Non-interest bearing checking	$29,414	12.3%	—%	$27,315	11.0%	—%	$25,089	9.8%	—%
Interest-bearing checking	39,270	16.5	0.14	38,080	15.3	0.14	37,595	14.7	0.14
Savings accounts	39,954	16.8	0.20	37,323	15.0	0.21	34,860	13.7	0.22
Money market deposits	7,957	3.3	0.15	8,026	3.2	0.15	8,441	3.3	0.16
Money market savings	34,947	14.7	0.29	35,408	14.2	0.31	33,554	13.1	0.34
Certificates of deposit	86,614	36.4	0.98	102,890	41.3	1.15	116,036	45.4	1.30

Total deposits	$238,156	100.00%	0.46%	$249,042	100.00%	0.58%	$255,575	100.00%	0.69%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014	2013
	(In Thousands)

Interest Rate:
Less than 1.00%	$47,140	$53,255	$21,405
1.00% to 1.99%	24,093	21,607	60,177
2.00% to 2.99%	7,821	13,324	15,707
3.00% to 3.99%	—	6,414	10,863

Total	$79,054	$94,600	$108,152

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our certificates of deposit at December 31, 2015.

	At December 31, 2015
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in Thousands)

Interest Rate Range:
Less than 1.00%	$34,822	$10,224	$1,805	$289	$47,140	59.6%
1.00% to 1.99%	846	5,818	5,310	12,119	24,093	30.5
2.00% to 2.99%	5,645	2,167	9	—	7,821	9.9

Total	$41,313	$18,209	$7,124	$12,408	$79,054	100.0%

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $26.9 million, of which $5.1 million were deposits from public entities. The following table set forth the maturity of those certificates as of December 31, 2015.

At December 31, 2015
(In Thousands)

Three months or less	$5,713
Over three months through six months	4,978
Over six months through one year	2,774
Over one year to three years	8,000
Over three years	5,389

Total	$26,854

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon advances from the Federal Home Loan Bank to supplement our supply of available funds and to fund deposit withdrawals. We typically secure advances from the Federal Home Loan Bank with mortgage loans, and small business and small farm loans. The Federal Home Loan Bank functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our loans, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2015, we had $8.5 million in Federal Home Loan Bank advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. We may be required to provide additional collateral based on the fair value of the underlying securities.

Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and funds borrowed under repurchase agreements. At December 31, 2015, we had access to Federal Home Loan Bank advances of up to $79.4 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at or for the years indicated.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Balance at end of year	$8,500	$5,000	$10,800
Average balance during year	$7,877	$4,803	$4,518
Maximum outstanding at any month end	$14,200	$12,000	$15,500
Weighted average interest rate at end of year	0.16%	0.33%	0.13%
Average interest rate during year	0.24%	0.20%	0.14%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at or for the years indicated.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Balance at end of year	$6,632	$8,822	$8,810
Average balance during year	$6,009	$5,996	$6,208
Maximum outstanding at any month end	$9,549	$9,484	$9,446
Weighted average interest rate at end of year	0.23%	0.07%	0.10%
Average interest rate during year	0.12%	0.08%	0.13%

Trust Services

We operate a full-service trust department which is primarily engaged in asset management. Investment securities and farm real estate comprise most of the $90.7 million of assets administered in 124 accounts as of December 31, 2015. We also provide institutional trust services for regional bond issuers. Trust fees collected in 2015 and 2014 totaled $289,000 and $291,000, respectively.

Subsidiary Activities

Jacksonville Savings Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation. Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts. In addition, Financial Resources has historically engaged in the business of originating commercial business loans and commercial real estate loans. For the years ended December 31, 2015 and 2014, Financial Resources had gross revenues of $1.4 million and $1.3 million, respectively.

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

The Dodd-Frank Act also required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable, good faith determination as to the ability of a prospective borrower to repay a residential mortgage loan. The “Ability to Repay” final rule, effective January 1, 2014, established a “qualified mortgage” safe harbor from liability for loans which have terms and features which are deemed to make the loan less risky.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will increase regulatory burden, compliance costs and interest expense for Jacksonville Bancorp, Inc. and Jacksonville Savings Bank.

Illinois Savings Bank Regulation

As an Illinois-chartered savings bank, Jacksonville Savings Bank is subject to regulation and supervision by the Illinois Department of Financial and Professional Regulation. The Illinois Department of Financial and Professional Regulation’s regulation of Jacksonville Savings Bank covers, among other things, Jacksonville Savings Bank’s internal organization (i.e., charter, bylaws, capital requirements, transactions with directors and officers, and composition of the board of directors), as well as supervision of permissible activities and mergers and acquisitions. The lending and investment authority of Jacksonville Savings Bank is prescribed by Illinois law and regulations, as well as applicable Federal laws and regulations, and Jacksonville Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations. Jacksonville Savings Bank is required to file reports with, and is subject to periodic examinations by the Illinois Department of Financial and Professional Regulation. The Illinois Department of Financial and Professional Regulation also maintains extensive enforcement power to assure compliance with law and regulations and correct unsafe practices, including cease and desist orders, civil penalties and removal of directors and officers. The Illinois Department of Financial and Professional Regulation also may appoint a receiver or conservator for a savings bank under certain circumstances.

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

Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Illinois Department of Financial and Professional Regulation. With the prior written consent of the Illinois Department of Financial and Professional Regulation, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The investment authority of state chartered banks is also constrained by federal law, as is explained later. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital. At December 31, 2015, Jacksonville Savings Bank did not have any loans-to-one borrower which exceeded these limitations.

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

Capital Maintenance. The federal banking agencies, including the FDIC, have adopted new regulations that implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Jacksonville Savings Bank became subject to new capital requirements adopted by the FDIC. These new requirements created a new required ratio for common equity Tier 1 ("CETI") capital, increased the leverage and Tier 1 capital ratios, changed the risk weight of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of Jacksonville Savings Bank to pay dividends or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets: (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Jacksonville Savings Bank does not use any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. Jacksonville Savings Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (increased from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0% to 600%) for equity exposures.

In addition to the minimum CETI, Tier 1 and total capital ratios, Jacksonville Savings Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

At December 31, 2015, Jacksonville Savings Bank is “well capitalized” under the prompt corrective action rules.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.58 of a basis point of assessable assets less tangible capital.

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

Federal Home Loan Bank System. Jacksonville Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Jacksonville Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, Jacksonville Savings Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2015, Jacksonville Savings Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Jacksonville Savings Bank are subject to state usury laws and federal laws concerning interest rates. Jacksonville Savings Bank’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act;

•	Illinois High Risk Home Loan Act, which protects borrowers who enter into high risk home loans;

•	Illinois Predatory Lending Database Program, which helps provide counseling for homebuyers in connection with certain loans; and

•	rules and regulations of the various federal and state agencies charged with the responsibility of implementing such laws.

The operations of Jacksonville Savings Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Jacksonville Bancorp, Inc. is subject to examination, regulation, and periodic reporting as a bank holding company under the Bank Holding Company Act of 1956, as amended. Jacksonville Bancorp, Inc. will be required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Jacksonville Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

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

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Company has not elected to become a financial holding company.

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

In December 2014, legislation was passed by Congress that requires the Federal Reserve Board to revise its “Small Bank Holding Company Policy Statement” to exempt bank and savings and loan holding companies of less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. Regulations adopting this amendment were effective May 15, 2015. Consequently, bank holding companies of under $1 billion in consolidated assets such as the Company remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise in particular cases.

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

At December 31, 2015, Jacksonville Savings Bank’s total federal pre-base year reserve was approximately $2.6 million. However, under current law, base-year reserves remain subject to recapture if Jacksonville Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.   At December 31, 2015, Jacksonville Bancorp, Inc. had no federal or Illinois tax loss carryforward.

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

State Taxation

The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.75%.

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

Personnel

As of December 31, 2015, Jacksonville Savings Bank and its subsidiary had a total of 86 full-time and 15 part-time employees. None of Jacksonville Savings Bank’s employees is represented by a collective bargaining group. Management believes that it has good working relations with its employees.

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

Over the last several years, we have increased our non-residential lending in order to improve the average yield of our interest-earning assets and reduce the average maturity of our loan portfolio. At December 31, 2015, our portfolio of agricultural real estate loans totaled $41.2 million, or 21.3% of our total loans, compared to $30.0 million, or 17.5% of our total loans at December 31, 2011. At December 31, 2015, our portfolio of commercial real estate loans totaled $40.4 million, or 20.9% of our total loans, compared to $40.2 million, or 23.5% of our total loans at December 31, 2011. Our portfolio of agricultural business loans totaled $16.1 million, or 8.3% of our total loans at December 31, 2015, compared to $9.6 million, or 5.6% of our total loans at December 31, 2011. Our portfolio of commercial business loans totaled $25.5 million, or 13.2% of our total loans at December 31, 2015, compared to $23.2 million, or 13.6% of our total loans at December 31, 2011. These business loans are typically secured by equipment or inventory. It is difficult to assess the future performance of our non-residential loan portfolio due to the recent origination or purchase of many of these loans. These loans may have delinquency or charge-off rates above our historical experience, which could adversely affect our future performance.

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

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if these borrowers are unable to repay their loans. At December 31, 2015, we had 29 borrowers with aggregate loan balances of $82.2 million, which represented 41.9% of our total loan portfolio at that date. These loans are primarily commercial and agricultural real estate loans and commercial and agricultural business loans, including purchased loan participations. Aggregate loan balances to these borrowers ranged from $1.0 million to $7.6 million for our largest borrower. While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate and commercial business loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by properties in diverse geographic areas such as in Minnesota, Nebraska, North Dakota, and Georgia. These participations are secured by various types of collateral such as office buildings, hotels, and condominium developments. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2015, our loan participations totaled $11.7 million, or 6.0% of our loan portfolio. At December 31, 2015, commercial real estate loan participations outside our market area totaled $6.8 million, or 16.9% of the commercial real estate loan portfolio, and commercial business loan participations outside our market area totaled $840,000, or 3.3% of the commercial business loan portfolio. At December 31, 2015, one loan participation located in central Illinois with a balance of $767,000 was delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Additions to the allowance would decrease our net income. At December 31, 2015, our allowance for loan losses was $2.9 million, or 1.49% of total loans and 144.45% of non-performing loans, compared to $3.0 million, or 1.57% of total loans and 130.57% of non-performing loans, at December 31, 2014.

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

At December 31, 2015, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) totaled $2.4 million, which is a decrease of $89,000 from our non-performing assets at December 31, 2014. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs such as taxes, insurance and maintenance related to our other real estate owned. The resolution of non-performing assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of Jacksonville Savings Bank. If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We could experience impairment losses on the value of our mortgage servicing rights.

A significant aspect of our business is the origination of one- to four-family residential mortgage loans for sale on a servicing retained basis. The fees we receive for servicing such loans are referred to as mortgage servicing rights. At December 31, 2015, the unpaid principal balance of mortgage loans serviced for others was $131.4 million. Mortgage servicing rights fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. If the fair value of our mortgage servicing rights is less than the carrying value of such rights, we may be required to recognize an impairment loss. Such impairment can occur due to changes in interest rates, loan performance or prepayment of the underlying mortgage. We did not recognize any impairment during 2015.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2015, the fair value of our portfolio of investment securities and mortgage-backed securities totaled $87.5 million. Gross unrealized losses on these securities totaled $366,000 at December 31, 2015.

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

If our stock price is less than our book value, we will continue to evaluate our goodwill balances for impairment quarterly, and if the values of our businesses have declined, we could recognize an impairment charge for our goodwill.

During 2015, management reviewed goodwill for impairment on a quarterly basis. Management’s analysis concluded that our goodwill was not impaired as of December 31, 2015. It is possible that the assumptions and conclusions regarding the valuation of our business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material adverse effect on our financial condition and results of operations.

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

A deterioration in economic conditions in our market area could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for our loans may continue to decline in value; and

•	the amount of our low-cost or non-interest bearing deposits may decrease.

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

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

Jacksonville Savings Bank and Jacksonville Bancorp, Inc. are subject to extensive regulation, supervision and examination by the Illinois Department of Financial and Professional Regulation, the Federal Deposit Insurance Corporation and the Federal Reserve Board.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of federal deposit insurance funds and the depositors and borrowers of Jacksonville Savings Bank, rather than for our stockholders.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.  Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms.  These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations, as could our interpretation of those changes.

The Dodd-Frank Act has significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form.  Consequently, the full impact of the Dodd-Frank Act may not be known for years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets continue to be examined for compliance with the consumer laws by their primary bank regulators.  The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The full impact of the Dodd-Frank Act on our business will not be known until all regulations implementing the statute are implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and diverted management’s time from other business activities, which adversely affects our financial condition and results of operations.

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

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

Effective January 1, 2015, the FDIC implemented a new rule that substantially amended the regulatory risk-based capital rules applicable to Jacksonville Savings Bank. The new rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rule includes new minimum risk-based capital and leverage ratios, and revised the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The new rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

The Consumer Financial Protection Bureau has issued a rule which became effective in January, 2014 designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•	interest-only payments;
•	negative-amortization; and
•	terms longer than 30 years.

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

Our common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in Jacksonville Bancorp, Inc.’s common stock has been relatively small, averaging less than 1,000 shares per day during 2015. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

ITEM 1B.          Unresolved Staff Comments

Not applicable.

ITEM 2.             Properties

We conduct our business through our main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, and Chapin, Illinois. The following table sets forth certain information concerning the main office and each branch office at December 31, 2015. At December 31, 2015, our premises and equipment had an aggregate net book value of approximately $4.7 million. We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs. All facilities are owned.

		Net
		Book Value
	Year	at December 31,
Location	Occupied	2015
		(In Thousands)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois	1994	$3,303

Branch Office (1)
225 West State Street
Jacksonville, Illinois	1961	225

Branch Office (1)
903 South Main
Jacksonville, Illinois	1989	118

Branch Office
501 North State Street
Litchfield, Illinois	1997	463

Branch Office
100 North Dye
Virden, Illinois	1986	174

Branch Office
510 Superior
Chapin, Illinois	2000	445

(1)	Transaction facilities only.

ITEM 3.             Legal Proceedings

At December 31, 2015, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.

ITEM 4.             Mine Safety Disclosures.

None.

PART II

ITEM 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Stockholder Information” section of our annual report to stockholders for the fiscal year ended December 31, 2015 (the “2015 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

During the fourth quarter of 2015, the Company repurchased shares of its common stock as follows:

Period	Number of shares purchased	Average purchase price paid per share	Total shares purchased	Maximum number of shares that may be purchased under the repurchase program (1)

Oct 1 – Oct 31	—	—	—	23,758
Nov 1 – Nov 30	5,000	24.50	5,000	18,758
Dec 1 – Dec 31	—	—	—	18,758
Total	5,000	24.50	5,000	18,758

(1)	On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provided for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the purchase of 73,260 shares permitted under the program.

Set forth below is information as of December 31, 2015 regarding equity compensation plans. The plan that has been approved by the stockholders is the 2012 Stock Option Plan. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	61,120	15.65	1,785
Equity compensation plans not approved by stockholders	—	—	—
Total	61,120	15.65	1,785

ITEM 6.             Selected Financial Data

The “Selected Consolidated Financial Information” section of the 2015 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2015 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2015 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concludes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

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

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.          Other Information

None.

PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance

Information concerning our directors and certain officers is incorporated by reference hereunder in the Proxy Statement for the 2016 Annual Meeting.

ITEM 11.           Executive Compensation

Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2016 Annual Meeting.

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference to the Proxy Statement for the 2016 Annual Meeting.

ITEM 13.           Certain Relationships and Related Transactions and Director Independence

Information required under this item is incorporated by reference to the Proxy Statement for the 2016 Annual Meeting.

ITEM 14.           Principal Accountant Fees and Services

Information required under this item is incorporated by reference to the Proxy Statement for the 2016 Annual Meeting.

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2015 and 2014;

(C)	Consolidated Statements of Income - years ended December 31, 2015 and 2014;

(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2015 and 2014;

(E)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2015 and 2014;

(F)	Consolidated Statements of Cash Flows - years ended December 31, 2015 and 2014; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Change in Control Agreement between Jacksonville Savings Bank and Diana S. Tone(7)
10.5	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(8)
10.6	Jacksonville Savings Bank Supplemental Life Insurance Plan(9)
10.7	Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(10)
10.8	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(11)
10.9	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(12)
10.10	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(14)
10.12	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Jacksonville Bancorp 2012 Stock Option Plan(16)
13	2015 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statements on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Jacksonville Bancorp, Inc.

Date: March 10, 2016	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President,		Andrew F. Applebee, Chairman of the Board
Chief Executive Officer and Director

Date: March 10, 2016		Date: March 10, 2016

By:	/s/ Diana S. Tone	By:	/s/ Dean H. Hess
	Diana S. Tone		Dean H. Hess, Director
Chief Financial Officer

Date: March 10, 2016		Date: March 10, 2016

By:	/s/ John L. Eyth	By:	/s/ Peggy S. Davidsmeyer
	John L. Eyth, Director		Peggy S. Davidsmeyer, Director

Date: March 10, 2016		Date: March 10, 2016

By:	/s/ Harmon B. Deal, III	By:	/s/ John C. Williams
	Harmon B. Deal, III, Director		John C. Williams, Director
Senior Vice President and Trust Officer

Date: March 10, 2016		Date: March 10, 2016

By:	/s/ John M. Buchanan
John M. Buchanan, Director

Date: March 10, 2016

EXHIBIT INDEX

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Change in Control Agreement between Jacksonville Savings Bank and Diana S. Tone(7)
10.5	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(8)
10.6	Jacksonville Savings Bank Supplemental Life Insurance Plan(9)
10.7	Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(10)
10.8	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(11)
10.9	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(12)
10.10	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(14)
10.12	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Jacksonville Bancorp 2012 Stock Option Plan(16)
13	2015 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statements on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS - XBRL Instance Document
101	SCH - XBRL Taxonomy Extension Schema Document
101	CAL - XBRL Taxonomy Calculation Linkbase Document
101	DEF - XBRL Taxonomy Extension Definition Linkbase Document
101	LAB - XBRL Taxonomy Label Linkbase Document
101	PRE - XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(8)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(9)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).

(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012 (File No. 001-34821).
(11)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(12)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2013 (File No. 333-186754).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

