Form 10-Q
period 2016-03-31
Jacksonville Bancorp, Inc.
filed 2016-05-10
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

☐ Yes        ☒ No

As of May 1, 2016, there were 1,796,323 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and cash equivalents	$7,442,323	$4,103,432
Interest-earning time deposits in banks	2,724,000	2,724,000
Investment securities - available for sale	61,724,702	64,294,937
Mortgage-backed securities - available for sale	20,673,085	23,178,395
Federal Home Loan Bank stock	1,113,800	1,113,800
Other investment securities	60,007	62,223
Loans held for sale - net	112,449	539,000
Loans receivable - net of allowance for loan losses of $2,934,691 and $2,919,594 as of March 31, 2016 and December 31, 2015	188,691,035	193,039,879
Premises and equipment - net	4,645,944	4,728,157
Cash surrender value of life insurance	7,138,566	7,093,640
Accrued interest receivable	1,851,308	1,715,676
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $44,028 and $47,354 as of March 31, 2016 and December 31, 2015	591,590	597,713
Real estate owned	304,280	330,981
Deferred income taxes	1,503,983	1,583,067
Other assets	773,019	811,007

Total Assets	$302,076,658	$308,642,474

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$243,908,970	$239,281,930
Other borrowings	3,946,947	15,131,710
Advance payments by borrowers for taxes and insurance	1,511,505	990,917
Accrued interest payable	106,747	118,335
Deferred compensation payable	4,543,138	4,492,594
Income taxes payable	28,001	49,291
Dividends payable	179,201	1,934,834
Other liabilities	1,325,779	1,076,363
Total liabilities	255,550,288	263,075,974

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,792,013 shares as of March 31, 2016 and 1,791,513 as of December 31, 2015	17,920	17,915
Additional paid-in-capital	13,704,026	13,664,914
Retained earnings	31,980,207	31,305,040
Less: Unallocated ESOP shares	(205,730)	(211,710)
Accumulated other comprehensive income	1,029,947	790,341
Total stockholders' equity	46,526,370	45,566,500

Total Liabilities and Stockholders' Equity	$302,076,658	$308,642,474

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
INTEREST INCOME:
Loans	$2,328,778	$2,343,354
Investment securities	435,831	380,823
Mortgage-backed securities	130,303	172,367
Other	14,223	4,948
Total interest income	2,909,135	2,901,492

INTEREST EXPENSE:
Deposits	241,850	308,927
Other borrowings	7,059	5,123
Total interest expense	248,909	314,050

NET INTEREST INCOME	2,660,226	2,587,442

PROVISION FOR LOAN LOSSES	30,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,630,226	2,557,442

NON-INTEREST INCOME:
Fiduciary activities	80,004	78,626
Commission income	348,565	308,113
Service charges on deposit accounts	167,187	156,436
Mortgage banking operations, net	25,272	42,940
Net realized gains on sales of available-for-sale securities	101,561	133,216
Loan servicing fees	84,526	87,480
ATM and bank card interchange income	160,646	152,739
Other	71,314	104,380
Total non-interest income	1,039,075	1,063,930

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,702,139	1,638,242
Occupancy and equipment	256,941	255,393
Data processing and telecommunications	136,613	147,647
Professional	55,836	45,736
Postage and office supplies	64,635	55,110
Deposit insurance premium	37,267	38,547
ATM and bank card expense	87,649	85,058
Other	191,482	278,528
Total non-interest expense	2,532,562	2,544,261

INCOME BEFORE INCOME TAXES	1,136,739	1,077,111
INCOME TAXES	309,361	290,854

NET INCOME	$827,378	$786,257

NET INCOME PER COMMON SHARE - BASIC	$0.47	$0.44
NET INCOME PER COMMON SHARE - DILUTED	$0.46	$0.44

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)

Net Income	$827,378	$786,257

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $157,965 and $298,922 for 2016 and 2015, respectively.	306,636	580,261
Less: reclassification adjustment for realized gains included in net income, net of taxes of $34,531 and $45,293, for 2016 and 2015, respectively.	67,030	87,923
	239,606	492,338

Comprehensive Income	$1,066,984	$1,278,595

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders'
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income	Equity

BALANCE, DECEMBER 31, 2015	$17,915	$13,664,914	$31,305,040	$(211,710)	$790,341	$45,566,500

Net Income	-	-	827,378	-	-	827,378

Other comprehensive income	-	-	-	-	239,606	239,606

Exercise of stock options	5	7,820	-	-	-	7,825
Stock-based compensation expense	-	22,232	-	-	-	22,232

Shares held by ESOP, commited to be released	-	9,060	-	5,980	-	15,040

Dividends ($0.10 per share)	-	-	(152,211)	-	-	(152,211)

BALANCE, MARCH 31, 2016	$17,920	$13,704,026	$31,980,207	$(205,730)	$1,029,947	$46,526,370

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$827,378	$786,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	96,152	97,750
Amortization of investment and loan premiums and discounts, net	102,572	169,629
Net realized gains on sales of available-for-sale securities	(101,561)	(133,216)
Provision for loan losses	30,000	30,000
Mortgage banking operations, net	(25,272)	(42,940)
Shares held by ESOP committed to be released	15,040	13,047
Stock-based compensation expense	22,232	22,232
Changes in income taxes payable	(21,290)	41,641
Changes in assets and liabilities	60,922	(170,838)
Net cash provided by operations before loan sales	1,006,173	813,562
Origination of loans for sale to secondary market	(2,239,822)	(4,300,964)
Proceeds from sales of loans to secondary market	2,697,768	3,701,856
Net cash provided by operating activities	1,464,119	214,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(10,323,462)	(9,188,892)
Purchases of interest-earning time deposits in banks	-	(1,233,000)
Maturity or call of investment securities available-for-sale	500,000	1,000,000
Sale of investment securities available-for-sale	13,864,755	14,482,743
Principal payments on mortgage-backed and investment securities	1,398,367	1,531,221
Proceeds from sales of real estate owned	29,633	47,085
Net change in loans	4,356,573	(83,890)
Additions to premises and equipment	(13,939)	(25,935)

Net cash provided by investing activities	9,811,927	6,529,332

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$4,627,040	$(1,984,414)
Net decrease in other borrowings	(11,184,764)	(4,993,607)
Increase in advance payments by borrowers for taxes and insurance	520,588	393,868
Exercise of stock options	7,825	31,300
Stock repurchase	-	(31,280)
Dividends paid - common stock	(1,907,844)	(141,709)

Net cash used in financing activities	(7,937,155)	(6,725,842)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,338,891	17,944

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,103,432	9,611,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,442,323	$9,629,582

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$251,948	$321,722
Interest on other borrowings	8,549	5,140
Income taxes paid	375,000	250,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$42,400	$-
Loans to facilitate sales of real estate owned	80,000	-

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary 1) for a fair presentation and 2) to make the financial statements not misleading as to the financial condition of the Company as of March 31, 2016, and the results of its operations for the three month periods ended March 31, 2016 and 2015. The results of operations for the three month periods are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 filed as an exhibit to the Company’s Form 10-K filed in March, 2016. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP), the requirements of Form 10-Q, and to prevailing practices within the industry.

Certain amounts included in the 2015 consolidated statements have been reclassified to conform to the 2016 presentation.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing agreement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company’s current method of accounting for fees paid in a cloud computing arrangement is consistent with the accounting guidance provided by ASU No. 2015-05. Therefore, the adoption of ASU No. 2015-05 did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended
	March 31,
	2016	2015

Net income	$827,378	$786,257

Basic average shares outstanding	1,770,917	1,775,287

Diluted potential common shares:
Stock option equivalents	18,055	17,080
Diluted average shares outstanding	1,788,972	1,792,367

Basic earnings per share	$0.47	$0.44

Diluted earnings per share	$0.46	$0.44

4.	STOCK BASED COMPENSATION

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

A summary of ESOP shares at March 31, 2016 and 2015 is shown below.

	March 31, 2016	March 31, 2015
Unearned shares	20,573	23,845
Shares committed for release	598	573
Allocated shares	61,455	58,863
Total ESOP shares	82,626	83,281

Fair value of unearned shares	$534,898	$586,032

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock. The stock options vest over a five-year period and expire ten years after the date of the grant. Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the three months ended March 31, 2016.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2015	61,120	$15.65
Granted	-
Exercised	(500)	15.65
Forfeited	-	-

Outstanding, March 31, 2016	60,620	$15.65	6.00	$632,592

Exercisable, March 31, 2016	18,535	$15.65	6.00	$197,012

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $26.00 per share on March 31, 2016.

5.	LOAN PORTFOLIO COMPOSITION

At March 31, 2016 and December 31, 2015, the composition of the Company’s loan portfolio is shown below.

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$47,145,148	25.0%	$47,395,344	24.6%
Commercial	42,066,787	22.3	40,381,680	20.9
Agricultural	41,214,973	21.9	41,223,190	21.3
Home equity	11,197,637	5.9	11,691,545	6.1
Total real estate loans	141,624,545	75.1	140,691,759	72.9

Commercial loans	22,032,482	11.7	25,453,058	13.2
Agricultural loans	14,611,902	7.7	16,102,856	8.3
Consumer loans	13,383,278	7.1	13,741,093	7.1
Total loans receivable	191,652,207	101.6	195,988,766	101.5

Less:
Net deferred loan fees	26,481	0.0	29,293	0.0
Allowance for loan losses	2,934,691	1.6	2,919,594	1.5
Total loans receivable, net	$188,691,035	100.0%	$193,039,879	100.0%

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended March 31, 2016, March 31, 2015, and December 31, 2015.

	March 31, 2016
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2015	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594
Provision charged to expense	31,178	3,332	86	51,759	(40,645)	(2,976)	(8,834)	(3,900)	30,000
Losses charged off	-	(20,465)	-	-	-	-	-	-	(20,465)
Recoveries	4,081	29	-	525	-	-	927	-	5,562
Ending balance, March 31, 2016	$864,863	$900,422	$202,004	$201,537	$345,975	$160,370	$161,474	$98,046	$2,934,691

Ending balance:
individually evaluated for impairment	$234,439	$500,459	$-	$9,742	$121,866	$-	$-	$-	$866,506
Ending balance:
collectively evaluated for impairment	$630,424	$399,963	$202,004	$191,795	$224,109	$160,370	$161,474	$98,046	$2,068,185

Loans:
Ending balance	$47,145,148	$42,066,787	$41,214,973	$11,197,637	$22,032,482	$14,611,902	$13,383,278	$-	$191,652,207
Ending balance:
individually evaluated for impairment	$656,330	$1,875,577	$814,272	$63,682	$265,869	$406,950	$-	$-	$4,082,680
Ending balance:
collectively evaluated for impairment	$46,488,818	$40,191,210	$40,400,701	$11,133,955	$21,766,613	$14,204,952	$13,383,278	$-	$187,569,527

	March 31, 2015
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2014	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264
Provision charged to expense	32,739	(37,210)	16,505	(52,423)	(20,663)	58,595	(1,669)	34,126	30,000
Losses charged off	-	(27,464)	-	-	-	-	(6,430)	-	(33,894)
Recoveries	300	8,745	-	9,013	85	-	483	-	18,626
Ending balance, March 31, 2015	$1,032,299	$799,534	$212,051	$162,167	$401,231	$116,529	$159,703	$87,482	$2,970,996

Ending balance:
individually evaluated for impairment	$207,554	$359,054	$-	$9,982	$165,190	$-	$-	$-	$741,780
Ending balance:
collectively evaluated for impairment	$824,745	$440,480	$212,051	$152,185	$236,041	$116,529	$159,703	$87,482	$2,229,216

Loans:
Ending balance	$44,129,552	$41,494,647	$43,395,717	$11,478,191	$23,945,542	$10,854,507	$12,465,317	$-	$187,763,473
Ending balance:
individually evaluated for impairment	$698,555	$1,975,380	$985,606	$57,163	$469,036	$272,021	$8,124	$-	$4,465,885
Ending balance:
collectively evaluated for impairment	$43,430,997	$39,519,267	$42,410,111	$11,421,028	$23,476,506	$10,582,486	$12,457,193	$-	$183,297,588

	December 31, 2015
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2014	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264
Provision charged to expense	(10,386)	29,238	6,372	(53,188)	(35,327)	105,412	49,289	48,590	140,000
Losses charged off	(199,392)	(27,464)	-	(13,724)	-	-	(53,249)	-	(293,829)
Recoveries	40,122	60,289	-	10,588	138	-	6,022	-	117,159
Ending balance, December 31, 2015	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594

Ending balance:
individually evaluated for impairment	$176,079	$487,205	$-	$9,922	$127,458	$-	$-	$-	$800,664
Ending balance:
collectively evaluated for impairment	$653,525	$430,321	$201,918	$139,331	$259,162	$163,346	$169,381	$101,946	$2,118,930

Loans:
Ending balance	$47,395,344	$40,381,680	$41,223,190	$11,691,545	$25,453,058	$16,102,856	$13,741,093	$-	$195,988,766
Ending balance:
individually evaluated for impairment	$658,734	$1,598,530	$839,546	$58,340	$277,628	$406,950	$428	$-	$3,840,156
Ending balance:
collectively evaluated for impairment	$46,736,610	$38,783,150	$40,383,644	$11,633,205	$25,175,430	$15,695,906	$13,740,665	$-	$192,148,610

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2016 and December 31, 2015.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Rating:
Pass	$44,124,037	$44,120,334	$39,050,733	$37,628,385	$40,400,701	$40,383,644	$10,383,533	$11,324,889
Special Mention	1,271,744	1,323,266	448,547	454,194	814,272	839,546	581,065	68,044
Substandard	1,749,367	1,951,744	2,567,507	2,299,101	-	-	233,039	298,612
Total	$47,145,148	$47,395,344	$42,066,787	$40,381,680	$41,214,973	$41,223,190	$11,197,637	$11,691,545

	Commercial		Agricultural		Consumer		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Rating:
Pass	$21,714,472	$25,117,982	$13,622,473	$15,110,606	$13,152,401	$13,501,477	$182,448,350	$187,187,317
Special Mention	46,638	51,196	989,429	992,250	36,684	52,656	4,188,379	3,781,152
Substandard	271,372	283,880	-	-	194,193	186,960	5,015,478	5,020,297
Total	$22,032,482	$25,453,058	$14,611,902	$16,102,856	$13,383,278	$13,741,093	$191,652,207	$195,988,766

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$212,544	$35,846	$531,643	$780,033	$46,365,115	$47,145,148	$-
Commercial real estate	-	-	749,281	749,281	41,317,506	42,066,787	-
Agricultural real estate	-	-	-	-	41,214,973	41,214,973	-
Home equity	25,427	36,443	9,742	71,612	11,126,025	11,197,637	-
Commercial	41,734	-	-	41,734	21,990,748	22,032,482	-
Agricultural	-	-	-	-	14,611,902	14,611,902	-
Consumer	86,109	21,359	26,922	134,390	13,248,888	13,383,278	-
Total	$365,814	$93,648	$1,317,588	$1,777,050	$189,875,157	$191,652,207	$-

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$345,169	$77,588	$623,055	$1,045,812	$46,349,532	$47,395,344	$-
Commercial real estate	-	-	766,840	766,840	39,614,840	40,381,680	-
Agricultural real estate	-	-	-	-	41,223,190	41,223,190	-
Home equity	22,122	66,305	69,515	157,942	11,533,603	11,691,545	-
Commercial	-	-	-	-	25,453,058	25,453,058	-
Agricultural	-	-	-	-	16,102,856	16,102,856	-
Consumer	183,526	5,972	6,031	195,529	13,545,564	13,741,093	-
Total	$550,817	$149,865	$1,465,441	$2,166,123	$193,822,643	$195,988,766	$-

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

The following tables present impaired loans at or for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015.

	Three Months Ended March 31, 2016
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$106,506	$106,506	$-	$205,469	$2,952	$2,981
Commercial real estate	815,495	815,495	-	773,399	9,795	6,887
Agricultural real estate	814,272	814,272	-	824,530	10,292	29,411
Commercial	80,258	80,258	-	80,258	1,001	-
Agricultural	406,950	406,950	-	406,950	4,899	13,802
Home equity	53,940	53,940	-	51,701	902	902
Loans with a specific allowance:
One-to-four family residential	549,824	549,824	234,439	567,106	8,056	5,753
Commercial real estate	1,060,082	1,060,082	500,459	1,108,109	16,666	22,558
Commercial	185,611	185,611	121,866	245,832	3,659	3,626
Home equity	9,742	9,742	9,742	9,982	252	181
Total:
One-to-four family residential	656,330	656,330	234,439	772,575	11,008	8,734
Commercial real estate	1,875,577	1,875,577	500,459	1,881,508	26,461	29,445
Agricultural real estate	814,272	814,272	-	824,530	10,292	29,411
Commercial	265,869	265,869	121,866	326,090	4,660	3,626
Agricultural	406,950	406,950	-	406,950	4,899	13,802
Home equity	63,682	63,682	9,742	61,683	1,154	1,083
Total	$4,082,680	$4,082,680	$866,506	$4,273,336	$58,474	$86,101

	Three Months Ended March 31, 2015
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$125,019	$125,019	$-	$214,838	$3,105	$2,863
Commercial real estate	854,026	854,026	-	887,087	10,983	7,531
Agricultural real estate	985,606	985,606	-	998,835	13,875	30,345
Commercial	237,590	237,590	-	289,166	3,209	-
Agricultural	272,021	272,021	-	311,499	2,762	14,573
Home equity	47,181	47,181	-	38,916	795	793
Consumer	8,124	8,124	-	8,858	170	30
Loans with a specific allowance:
One-to-four family residential	573,536	573,536	207,554	582,275	10,868	9,060
Commercial real estate	1,121,354	1,121,354	359,054	1,123,872	16,764	5,040
Commercial	231,446	231,446	165,190	283,538	3,207	12,667
Home equity	9,982	9,982	9,982	9,982	175	181
Total:
One-to-four family residential	698,555	698,555	207,554	797,113	13,973	11,923
Commercial real estate	1,975,380	1,975,380	359,054	2,010,959	27,747	12,571
Agricultural real estate	985,606	985,606	-	998,835	13,875	30,345
Commercial	469,036	469,036	165,190	572,704	6,416	12,667
Agricultural	272,021	272,021	-	311,499	2,762	14,573
Home equity	57,163	57,163	9,982	48,898	970	974
Consumer	8,124	8,124	-	8,858	170	30
Total	$4,465,885	$4,465,885	$741,780	$4,748,866	$65,913	$83,083

	Year Ended December 31, 2015
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$111,166	$111,166	$-	$211,346	$12,248	$12,042
Commercial real estate	516,560	516,560	-	663,640	34,155	34,586
Agricultural real estate	839,546	839,546	-	864,705	43,335	44,885
Commercial	80,172	80,172	-	83,509	634	150
Agricultural business	406,950	406,950	-	307,729	11,403	808
Home equity	48,418	48,418	-	43,342	3,333	3,331
Consumer	428	428	-	1,160	78	82
Loans with a specific allowance:
One-to-four family residential	547,568	547,568	176,079	568,790	32,908	25,352
Commercial real estate	1,081,970	1,081,970	487,205	1,118,044	67,505	47,864
Commercial	197,456	197,456	127,458	269,496	11,517	11,139
Home equity	9,922	9,922	9,922	9,982	810	722
Total:
One-to-four family residential	658,734	658,734	176,079	780,136	45,156	37,394
Commercial real estate	1,598,530	1,598,530	487,205	1,781,684	101,660	82,450
Agricultural real estate	839,546	839,546	-	864,705	43,335	44,885
Commercial	277,628	277,628	127,458	353,005	12,151	11,289
Agricultural business	406,950	406,950	-	307,729	11,403	808
Home equity	58,340	58,340	9,922	53,324	4,143	4,053
Consumer	428	428	-	1,160	78	82
Total	$3,840,156	$3,840,156	$800,664	$4,141,743	$217,926	$180,961

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

The following table presents the recorded balance, at original cost, of TDRs, as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

One-to-four family residential	$778,929	$723,421
Commercial real estate	1,675,565	1,708,013
Agricultural real estate	-	-
Home equity	9,344	10,897
Commercial loans	48,154	57,783
Agricultural loans	-	-
Consumer loans	103,931	109,340

Total	$2,615,923	$2,609,454

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

One-to-four family residential	$587,786	$526,004
Commercial real estate	926,284	941,173
Agricultural real estate	-	-
Home equity	9,344	10,897
Commercial loans	48,154	57,783
Agricultural loans	-	-
Consumer loans	82,516	86,255

Total	$1,654,084	$1,622,112

The following table presents loans modified as TDRs during the three months ended March 31, 2016 and 2015.

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	1	$41,107	1	$107,357
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	1	2,469

Total	1	$41,107	2	$109,826

First Quarter, 2016 Modifications

The Company modified one residential real estate loan with a recorded investment of $41,107. The modification was made to restructure loan and capitalize delinquent real estate taxes. The modification did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the three month period ended March 31, 2016, three residential real estate loans of $191,144 and one commercial real estate loan of $749,281 that were considered TDRs defaulted as they were more than 90 days past due at March 31, 2016. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

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

The following table presents the Company’s nonaccrual loans at March 31, 2016 and December 31, 2015. This table excludes performing TDRs.

	March 31, 2016	December 31, 2015

One-to-four family residential	$719,195	$911,283
Commercial real estate	816,432	840,449
Agricultural real estate	-	-
Home equity	103,513	118,502
Commercial loans	5,788	9,314
Agricultural loans	-	-
Consumer loans	157,090	141,605

Total	$1,802,018	$2,021,153

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2016:
U.S. government and agencies	$18,094,872	$134,043	$(28,855)	$18,200,060
Mortgage-backed securities (government- sponsored enterprises - residential)	20,386,254	313,560	(26,729)	20,673,085
Municipal bonds	42,356,135	1,305,038	(136,531)	43,524,642
	$80,837,261	$1,752,641	$(192,115)	$82,397,787

December 31, 2015:
U.S. government and agencies	$15,979,475	$44,972	$(85,750)	$15,938,697
Mortgage-backed securities (government- sponsored enterprises - residential)	23,067,200	211,987	(100,792)	23,178,395
Municipal bonds	47,229,171	1,306,328	(179,259)	48,356,240
	$86,275,846	$1,563,287	$(365,801)	$87,473,332

The amortized cost and fair value of available-for-sale securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$1,283,331	$1,286,737
More than one to five years	7,919,604	8,203,234
More than five to ten years	36,423,253	37,138,652
After ten years	14,824,819	15,096,079
	60,451,007	61,724,702
Mortgage-backed securities (government- sponsored enterprises - residential)	20,386,254	20,673,085
	$80,837,261	$82,397,787

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $28,173,000 at March 31, 2016 and $25,681,000 at December 31, 2015.

The book value of securities sold under agreement to repurchase amounted to $3,947,000 at March 31, 2016 and $7,591,000 at December 31, 2015. At March 31, 2016, we had $4,687,000 of repurchase agreements secured by mortgage backed securities, $1,482,000 of repurchase agreements secured by time deposits in other banks, and $598,000 in repurchase agreements secured by U.S. government agency bonds. All of our repurchase agreements mature overnight. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $105,000 and $165,000 and gross losses of $3,000 and $32,000 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2016 and 2015, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2016 and December 31, 2015 were $18,573,000, and $30,677,000, respectively, which were approximately 23% and 35% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2016 and December 31, 2015.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
March 31, 2016
U.S. government agencies	$(21,456)	$4,315,863	$(7,399)	$391,880	$(28,855)	$4,707,743
Mortgage-backed securities (government sponsored enterprises - residential)	(10,801)	2,898,027	(15,928)	1,238,174	(26,729)	4,136,201
Municipal bonds	(60,764)	6,613,604	(75,767)	3,115,831	(136,531)	9,729,435

Total	$(93,021)	$13,827,494	$(99,094)	$4,745,885	$(192,115)	$18,573,379

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
December 31, 2015
U.S. government agencies	$(49,205)	$8,591,014	$(36,545)	$1,809,745	$(85,750)	$10,400,759
Mortgage-backed securities (government sponsored enterprises - residential)	(45,886)	5,843,754	(54,906)	2,257,674	(100,792)	8,101,428
Municipal bonds	(48,383)	5,440,291	(130,876)	6,734,290	(179,259)	12,174,581

Total	$(143,474)	$19,875,059	$(222,327)	$10,801,709	$(365,801)	$30,676,768

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2016	December 31, 2015
Net unrealized gain on securities available-for-sale	$1,560,526	$1,197,486
Tax effect	(530,579)	(407,145)
Net-of-tax amount	$1,029,947	$790,341

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three months ended March 31, 2016 and 2015, were as follows:

	Amounts Reclassified
	from AOCI
			Affected Line Item in the
	March 31, 2016	March 31, 2015	Statements of Income
Unrealized gains on securities available-for-sale securities	$101,561	$133,216	Net realized gains on sales of available-for-sale securities
	101,561	133,216
Tax effect	(34,531)	(45,293)	Income taxes
Total reclassification out of AOCI	$67,030	$87,923	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

		March 31, 2016
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$18,200,060	$-	$18,200,060	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	20,673,085	-	20,673,085	-
Municipal bonds	43,524,642	-	43,524,642	-

		December 31, 2015
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$15,938,697	$-	$15,938,697	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	23,178,395	-	23,178,395	-
Municipal bonds	48,356,240	-	48,356,240	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2016.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

March 31, 2016
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$680,572	$-	$-	$680,572
Real estate owned	42,400	-	-	42,400

December 31, 2015
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$899,981	$-	$-	$899,981

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

Real Estate Owned – Real estate owned is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of real estate owned is based on appraisals or evaluations. Real estate owned is classified within Level 3 of the fair value hierarchy.

Appraisals of real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary. Appraisals are reviewed for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/16	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	680,572	Market comparable properties	Marketability discount	20% – 30% (25%)

Real estate owned	42,400	Market comparable Properties	Comparability Adjustment	(6%)

	Fair Value at 12/31/15	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	899,981	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

		March 31, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,442,323	$7,442,323	$-	$-
Interest-earning time deposits in banks	2,724,000	2,724,000	-	-
Other investments	60,007	-	60,007	-
Loans held for sale	112,449	-	112,449	-
Loans, net of allowance for loan losses	188,691,035	-	-	188,555,889
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,851,308	-	1,851,308	-
Financial Liabilities
Deposits	243,908,970	-	166,734,358	78,229,853
Other borrowings	3,946,947	-	3,946,947	-
Advances from borrowers for taxes and insurance	1,511,505	-	1,511,505	-
Interest payable	106,747	-	106,747	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2015
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$4,103,432	$4,103,432	$-	$-
Interest-earning time deposits	2,724,000	2,724,000	-	-
Other investments	62,223	-	62,223	-
Loans held for sale	539,000	-	539,000	-
Loans, net of allowance for loan losses	193,039,879	-	-	193,006,301
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,715,676	-	1,715,676	-
Financial Liabilities
Deposits	239,281,930	-	160,227,406	80,300,060
Short-term borrowings	15,131,710	-	6,631,710	8,500,000
Advances from borrowers for taxes and insurance	990,917	-	990,917	-
Interest payable	118,335	-	118,335	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ended March 31, 2016 and the year ended December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Balance, beginning of period	$597,713	$632,634
Servicing rights capitalized	9,671	73,650
Amortization of servicing rights	(19,120)	(118,186)
Change in valuation allowance	3,326	9,615
Balance, end of period	$591,590	$597,713

Activity in the valuation allowance for mortgage servicing rights for the three month period ended March 31, 2016 and the year ended December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Balance, beginning of period	$47,354	$56,969
Additions	-	-
Reductions	(3,326)	(9,615)
Balance, end of period	$44,028	$47,354

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2016 and 2015 is shown below.

	March 31, 2016	March 31, 2015
Computed at the statutory rate (34%)	$386,491	$366,218
Increase (decrease) resulting from
Tax exempt interest	(113,550)	(107,610)
State income taxes, net	51,698	48,124
Increase in cash surrender value	(14,817)	(14,937)
Other, net	(461)	(941)

Actual tax expense	$309,361	$290,854

12.	COMMITMENTS AND CONTINGENCIES

Occasionally, the Company is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the resolution of these actions will not have any material adverse effect on the Company's consolidated financial statements.

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

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Federal Deposit Insurance Corporation adopted the new rule on July 9, 2013. The new rule became applicable to Jacksonville Savings Bank beginning in January 2015. The new rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. The capital conservation buffer will be phased in beginning in the first quarter of 2016 at 0.625% and increasing by 0.625% each year until it is fully phased in beginning in the first quarter of 2019.

Financial Condition

March 31, 2016 Compared to December 31, 2015

Total assets at March 31, 2016 were $302.1 million, a decrease of $6.5 million, or 2.1%, from $308.6 million at December 31, 2015. The decrease in total assets was primarily due to a $4.3 million decrease in loans receivable and a $5.1 million decrease in investment and mortgage-backed securities. The decrease was partially offset by an increase of $3.3 million in cash and cash equivalents.

Cash and cash equivalents increased $3.3 million, or 81.4%, to $7.4 million at March 31, 2016, from $4.1 million at December 31, 2015. Investment and mortgage-backed securities were $82.4 million at March 31, 2016, a decrease of $5.1 million, or 5.8%, from $87.5 million at December 31, 2015. The decrease was due to decreases of $2.6 million in investment securities and $2.5 million in mortgage-backed securities. As cash was received from sales and paydowns on investment and mortgage-backed securities, a portion of the funds were used to reduce borrowings.

Net loans receivable (excluding loans held for sale) decreased $4.3 million, or 2.3%, to $188.7 million at March 31, 2016 from $193.0 million at December 31, 2015. The decrease in loans was primarily due to decreases of $3.4 million in commercial business loans and $1.5 million in agricultural business loans, reflecting paydowns on lines of credit.

At March 31, 2016 and December 31, 2015, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits increased $4.6 million, or 1.9%, to $243.9 million at March 31, 2016 from $239.3 million at December 31, 2015. The increase was primarily due to a $6.4 million increase in transaction accounts, reflecting an increase of $3.5 million in public funds. The increase was partially offset by a $1.8 million decrease in time deposits. Other borrowings, which consisted of $3.9 million in overnight repurchase agreements at March 31, 2016, decreased a total of $11.2 million, or 73.9%, from December 31, 2015. The repurchase agreeements are a cash management service provided to our commercial deposit customers. FHLB advances totaling $8.5 million were paid off during the first quarter of 2016, such that none remained outstanding at March 31, 2016.

Total stockholders’ equity increased $960,000, or 2.1%, to $46.5 million at March 31, 2016, compared to $45.6 million at December 31, 2015. The increase in stockholders’ equity was the result of $827,000 in net income and a $240,000 increase in accumulated other comprehensive income, partially offset by the payment of $152,000 in cash dividends. Accumulated other comprehensive income increased primarily due to an increase in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio due to a decrease in market interest rates. Accumulated other comprehensive income does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General: Net income for the three months ended March 31, 2016 was $827,000, or $0.47 per common share, basic, and $0.46 per common share, diluted, compared to net income of $786,000, or $0.44 per common share, basic and diluted, for the three months ended March 31, 2015. Net income increased $41,000 during the first quarter of 2016, as compared to the prior year quarter, due to an increase of $73,000 in net interest income and a decrease of $12,000 in noninterest expense, partially offset by a decrease of $25,000 in noninterest income and an increase of $19,000 in income taxes.

Interest Income: Total interest income for the three months ended March 31, 2016 increased $8,000, or 0.3%, to $2.9 million during the first quarter of 2016, compared to the same period of 2015. The increase in interest income reflected increases of $55,000 in interest income on investment securities and $9,000 in interest income on other interest-earning assets, partially offset by decreases of $42,000 in interest income on mortgage-backed securities and $14,000 in interest income on loans.

Interest income on loans decreased $14,000 to $2.3 million during the first quarter of 2016. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans, partially offset by an increase in the average balance of loans. The average yield of the loan portfolio decreased 20 basis points to 4.85% during the first quarter of 2016, compared to 5.05% during the first quarter of 2015. The decrease in the average yield reflected lower market rates of interest and the competitive lending environment. The average balance of loans increased $6.6 million to $192.1 million during the first quarter of 2016, from $185.5 million during the first quarter of 2015. The increase in the average balance of the loan portfolio reflected increases in the average balance of agricultural business loans and residential real estate loans.

Interest income on investment securities increased $55,000 to $436,000 during the first quarter of 2016 compared to $381,000 during the first quarter of 2015. The increase resulted primarily from an increase in the average balance of investment securities of $9.0 million to $60.8 million during the first quarter of 2016, compared to $51.8 million during the first quarter of 2015. The increase in the average balance reflected an increase in U.S. agency bonds. The average yield of investment securities decreased to 2.86% during the first quarter of 2016 from 2.94% during the first quarter of 2015. The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $42,000 to $130,000 during the first quarter of 2016, compared to $172,000 during the first quarter of 2015. The decrease primarily reflected a $16.1 million decrease in the average balance of mortgage-backed securities to $21.2 million during the first quarter of 2016, compared to $37.3 million during the first quarter of 2015. The decrease in the average balance of mortgage-backed securities reflected the use of sales and payment proceeds to fund loan growth and the decrease in deposits during this same time period. The decrease in the average balance of mortgage-backed securities was partially offset by a 61 basis points increase in the average yield of mortgage-backed securities to 2.46% during the first quarter of 2016 from 1.85% during the first quarter of 2015. The average yield benefitted from lower premium amortization resulting from slower national prepayment speeds on mortgage-backed securities. The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $83,000 to $44,000 during the first quarter of 2016, compared to $127,000 during the first quarter of 2015.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $9,000 to $14,000 during the first quarter of 2016, compared to the first quarter of 2015. The average yield on other interest-earning assets increased 87 basis points to 1.06% during the first quarter of 2016 from 0.19% during the first quarter of 2015. The increase in the average yield reflected an increase in the average balance of higher-yielding time deposit accounts. The increase in the average yield was partially offset by a $4.8 million decrease in the average balance of other interest-earning assets to $5.4 million during the three months ended March 31, 2016 compared to $10.2 million for the three months ended March 31, 2015.

Interest Expense: Total interest expense decreased $65,000, or 20.7%, to $249,000 for the three months ended March 31, 2016 compared to $314,000 for the three months ended March 31, 2015. The lower interest expense reflected a $67,000 decrease in interest expense on deposits.

Interest expense on deposits decreased $67,000 to $242,000 during the first quarter of 2016 compared to $309,000 during the first quarter of 2015. The decrease in interest expense on deposits was primarily due to a 12 basis points decrease in the average rate paid on deposits to 0.46% during the first quarter of 2016 from 0.58% during the first quarter of 2015, as a result of the low interest rate environment. The decrease also reflected lower average deposit balances in the first quarter of 2016 as compared to the first quarter of 2015, as well as a change in the composition of our deposits to lower cost deposits. The average balance of deposits decreased $4.9 million to $208.7 million during the first quarter of 2016. The decrease reflected a $14.2 million decrease in the average balance of time deposit accounts, partially offset by a $9.3 million increase in the average balance of lower cost transaction accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $2,000 to $7,000 during the first quarter of 2016. The average rate paid on borrowed funds increased to 0.31% during the first quarter of 2016, compared to 0.23% during the first quarter of 2015. The average balance of borrowed funds equalled $9.0 million and $8.9 million for the first quarters of 2016 and 2015, respectively.

Net Interest Income: As a result of the changes in interest income and interest expense noted above, net interest income increased by $73,000, or 2.8%, to $2.7 million for the three months ended March 31, 2016 compared to the same time period in 2015. Our net interest margin increased 18 basis points to 3.81% during the first quarter of 2016, compared to 3.63% during the first quarter of 2015. Our interest rate spread increased 20 basis points to 3.71% during the first quarter of 2016 from 3.51% during the first quarter of 2015. Our ratio of interest earning assets to interest bearing liabilities remained stable at 1.28x for the three months ended March 31, 2016 and 2015, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015

Balance at beginning of period	$2,919,594	$2,956,264
Charge-offs:
One-to-four family residential	20,465	-
Commercial real estate	-	27,464
Consumer	-	6,430
Total	20,465	33,894
Recoveries:
One-to-four family residential	4,081	300
Commercial real estate	29	8,745
Home equity	525	9,013
Commercial	-	85
Consumer	927	483
Total	5,562	18,626
Net loan charge-offs	14,903	15,268
Provisions charged to expense	30,000	30,000
Balance at end of period	$2,934,691	$2,970,996

The provision for loan losses totaled $30,000 during the first quarters of 2016 and 2015. The allowance for loan losses increased $15,000 to $2.9 million at March 31, 2016 from December 31, 2015. Net charge-offs remained stable at $15,000 during the first quarters of 2016 and 2015, respectively. Loans delinquent 30 days or more decreased $389,000 to $1.8 million, or 0.93% of total loans, as of March 31, 2016, from $2.2 million, or 1.11% of total loans, as of December 31, 2015. Loans delinquent 30 days or more totaled $2.3 million, or 1.25% of total loans at March 31, 2015.

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

	March 31, 2016	December 31, 2015

Nonaccrual loans:
One-to-four family residential	$719,195	$911,283
Commercial real estate	816,432	840,449
Home equity	103,513	118,503
Commercial business	5,788	9,314
Consumer	157,090	141,604
Total	$1,802,018	$2,021,153

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	190,400	217,101
Commercial real estate	113,880	113,880
Total	$304,280	$330,981

Total nonperforming assets	$2,106,298	$2,352,134

Total nonperforming loans as a percentage of total loans	0.94%	1.03%
Total nonperforming assets as a percentage of total assets	0.70%	0.76%

Nonperforming assets decreased $246,000 to $2.1 million, or 0.70% of total assets, as of March 31, 2016, compared to $2.4 million, or 0.76% of total assets, as of December 31, 2015. The decrease in nonperforming assets was due to decreases of $219,000 in nonperforming loans and $27,000 in foreclosed assets. The decrease in nonperforming loans primarily reflected a decrease of $192,000 in nonaccrual loans secured by residential real estate.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2016 and December 31, 2015. All nonaccrual loans are automatically placed on the watch list. The $407,000 increase in special mention credits reflected the addition of a residential real estate borrower.

	March 31, 2016	December 31, 2015

Special Mention credits	$4,188,379	$3,781,152
Substandard credits	5,015,478	5,020,297
Total watch list credits	$9,203,857	$8,801,449

Non-Interest Income: Non-interest income decreased $25,000, or 2.3%, to $1.0 million during the first quarter of 2016. The decrease in non-interest income was primarily due to decreases of $32,000 in gains on the sale of available-for-sale securities and $18,000 from net income on mortgage banking operations, partially offset by an increase of $40,000 in commission income. The decrease in gains on the sale of securities reflected a lower volume of securities sales totaling $13.9 million during the first quarter of 2016 compared to $14.5 million during the same period of 2015. Securities sales during 2016 were primarily made to improve yields and reduce the volatility to interest rate changes. Net income on mortgage banking operations decreased due to a lower volume of loan sales during the first quarter of 2016, as we sold $2.7 million of loans to the secondary market during the first quarter of 2016, compared to $3.7 million during the same period of 2015. The lower volume of sales reflected a decreased volume of mortgage originations, which are affected by changes in market interest rates. The increase in commission income reflected changing market conditions and account growth during the first quarter of 2016.

Non-Interest Expense: Total non-interest expense decreased $12,000, or 0.5%, to $2.5 million for the first quarter of 2016 compared to the same period of 2015. The decrease in non-interest expense consisted primarily of decreases of $60,000 in real estate owned expense and $11,000 in data processing and telecommunications expense, partially offset by an increase of $64,000 in compensation and benefits expense. The decrease in real estate owned expense was due to $48,000 of gains on the sale of properties during the first quarter of 2016, compared to $16,000 of losses on the sale of real estate properties during the first quarter of 2015. The decrease in data processing and telecommunications expense was due to nonrecurring costs during the first quarter of 2015 related to the redesign of our company website. The increase in compensation and benefits expense resulted from normal salary and benefit cost increases.

Income Taxes: The provision for income taxes increased $19,000 to $309,000 during the first quarter of 2016 compared to the same period of 2015. The increase in the income tax provision reflected an increase in taxable income during the first quarter of 2016 as compared to the same period of 2015. The effective tax rate was 27.2% and 27.0% during the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. Cash and cash equivalents totaled $7.4 million and $4.1 million at March 31, 2016 and December 31, 2015, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the three months ended March 31, 2016, the most significant sources of funds have been deposit growth, sales of investment securities and principal repayments on loans and mortgage-backed securities. These funds have been used primarily for purchases of investment and mortgage-backed securities and the reduction of other borrowings.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At March 31, 2016, the Company had no outstanding FHLB advances and approximately $90.5 million available to be accessed under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at March 31, 2016 and December 31, 2015 were 31.2% and 32.0%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

Commitments to fund loans	$44,622,974	$36,996,683
Standby letters of credit	110,000	110,000

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).  In addition, the Bank is subject to the new capital conservation buffer which will be phased in beginning in the first quarter of 2016 at 0.625% of risk-weighted assets. The capital conservation buffer will continue to increase 0.625% each year until fully phased in at 2.50% of risk-weighted assets beginning in the first quarter of 2019. Management believes that at March 31, 2016, the Bank met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At March 31, 2016, the Bank’s core capital ratio was 13.41% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At March 31, 2016, minimum requirements and the Bank's actual ratios are as follows:

	March 31, 2016	Minimum	Minimum Required
	Actual	Required	With Capital Buffer
Tier 1 Capital to Average Assets	13.41%	4.00%	4.000%
Common Equity Tier 1	18.58%	4.50%	5.125%
Tier 1 Capital to Risk-Weighted Assets	18.58%	6.00%	6.625%
Total Capital to Risk-Weighted Assets	19.84%	8.00%	8.625%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31,
	2016			2015
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$192,072	$2,329	4.85%	$185,482	$2,343	5.05%
Investment securities	60,853	436	2.86%	51,806	381	2.94%
Mortgage-backed securities	21,194	130	2.46%	37,277	172	1.85%
Other	5,372	14	1.06%	10,202	5	0.19%
Total interest-earning assets	279,491	2,909	4.16%	284,767	2,901	4.08%

Non-interest earnings assets	20,435			20,131
Total assets	$299,926			$304,898

Interest-bearing liabilities:
Interest-bearing checking	$45,697	$27	0.24%	$39,077	$13	0.13%
Savings accounts	42,147	21	0.20%	38,944	20	0.21%
Certificates of deposit	78,353	166	0.85%	92,550	248	1.07%
Money market savings	35,184	25	0.29%	35,333	25	0.28%
Money market deposits	7,272	3	0.15%	7,639	3	0.14%
Total interest-bearing deposits	208,653	242	0.46%	213,543	309	0.58%
Federal Home Loan Bank advances	4,943	4	0.29%	5,000	4	0.33%
Short-term borrowings	4,051	3	0.34%	3,909	1	0.10%
Total borrowings	8,994	7	0.31%	8,909	5	0.23%
Total interest-bearing liabilities	217,647	249	0.46%	222,452	314	0.56%

Non-interest bearing liabilities	36,092			36,890
Stockholders' equity	46,187			45,556

Total liabilities/stockholders' equity	$299,926			$304,898

Net interest income		$2,660			$2,587

Interest rate spread (average yield earned minus average rate paid)			3.71%			3.51%

Net interest margin (net interest income divided by average interest-earning assets)			3.81%			3.63%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended March 31,
	2016 Compared to 2015
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(96)	$81	$(15)
Investment securities	(10)	65	55
Mortgage-backed securities	46	(88)	(42)
Other	13	(3)	10
Total net change in income on interest-earning assets	(47)	55	8

Interest-bearing liabilities:
Interest-bearing checking	12	2	14
Savings accounts	(1)	2	1
Certificates of deposit	(47)	(35)	(82)
Money market savings	-	-	-
Money market deposits	-	-	-
Total interest-bearing deposits	(36)	(31)	(67)
Federal Home Loan Bank advances	-	-	-
Short-term borrowings	2	-	2
Total borrowings	2	-	2
Total net change in expense on interest-bearing liabilities	(34)	(31)	(65)

Net change in net interest income	$(13)	$86	$73

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

The following table shows projected results at March 31, 2016 and December 31, 2015 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2016		December 31, 2015		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(154)	-1.38%	(344)	-3.00%	>(20.00)%
+ 200 basis points	(118)	-1.06%	(242)	-2.10%	>(20.00)%
+ 100 basis points	(61)	-0.55%	(119)	-1.04%	>(12.50)%
- 100 basis points	(117)	-1.06%	(88)	-0.76%	>(12.50)%

The table above indicates that as of March 31, 2016, in the event of a 200 basis point increase in interest rates, we would experience a 1.06% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1.06% decrease in net interest income.

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

At March 31, 2016, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan (1)
January 1 – January 31	-	-	-	18,758
February 1 – February 28	-	-	-	18,758
March 1 – March 31	-	-	-	18,758

(1)	On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company can repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the repurchase of 73,260 shares permitted under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 05/10/2016	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS