Form 10-Q
period 2016-06-30
Jacksonville Bancorp, Inc.
filed 2016-08-10
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

☐ Yes        ☒ No

As of August 1, 2016, there were 1,798,544 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

June 30, 2016

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and cash equivalents	$9,636,838	$4,103,432
Interest-earning time deposits in banks	2,486,000	2,724,000
Investment securities - available for sale	67,620,547	64,294,937
Mortgage-backed securities - available for sale	24,521,854	23,178,395
Federal Home Loan Bank stock	363,800	1,113,800
Other investment securities	59,134	62,223
Loans held for sale - net	80,481	539,000
Loans receivable - net of allowance for loan losses of $2,958,565 and $2,919,594 as of June 30, 2016 and December 31, 2015	188,950,575	193,039,879
Premises and equipment - net	4,569,997	4,728,157
Cash surrender value of life insurance	7,182,518	7,093,640
Accrued interest receivable	1,982,561	1,715,676
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $41,247 and $47,354 as of June 30, 2016 and December 31, 2015	587,762	597,713
Real estate owned	220,000	330,981
Deferred income taxes	1,273,549	1,583,067
Other assets	725,860	811,007

Total Assets	$312,988,043	$308,642,474

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$254,261,041	$239,281,930
Other borrowings	3,535,881	15,131,710
Advance payments by borrowers for taxes and insurance	1,172,034	990,917
Accrued interest payable	104,919	118,335
Deferred compensation payable	4,591,510	4,492,594
Income taxes payable	29,515	49,291
Dividends payable	179,831	1,934,834
Other liabilities	1,272,010	1,076,363
Total liabilities	265,146,741	263,075,974

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,798,314 shares as of June 30, 2016 and 1,791,513 shares as of December 31, 2015	17,983	17,915
Additional paid-in-capital	13,786,098	13,664,914
Retained earnings	32,567,999	31,305,040
Less: Unallocated ESOP shares	(199,790)	(211,710)
Accumulated other comprehensive income	1,669,012	790,341
Total stockholders' equity	47,841,302	45,566,500

Total Liabilities and Stockholders' Equity	$312,988,043	$308,642,474

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,302,183	$2,345,009	$4,630,961	$4,688,363
Investment securities	437,575	393,613	873,405	774,436
Mortgage-backed securities	96,881	114,006	227,184	286,373
Other	13,146	6,951	27,370	11,899
Total interest income	2,849,785	2,859,579	5,758,920	5,761,071

INTEREST EXPENSE:
Deposits	244,181	288,148	486,032	597,075
Other borrowings	3,003	4,993	10,062	10,116
Total interest expense	247,184	293,141	496,094	607,191

NET INTEREST INCOME	2,602,601	2,566,438	5,262,826	5,153,880

PROVISION FOR LOAN LOSSES	30,000	35,000	60,000	65,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,572,601	2,531,438	5,202,826	5,088,880

NON-INTEREST INCOME:
Fiduciary activities	82,670	68,813	162,674	147,439
Commission income	286,240	400,676	634,806	708,789
Service charges on deposit accounts	173,212	169,294	340,399	325,730
Mortgage banking operations, net	58,002	52,588	83,274	95,528
Net realized gains on sales of available-for-sale securities	106,537	78,860	208,098	212,076
Loan servicing fees	83,589	85,481	168,115	172,961
ATM and bank card interchange income	174,758	162,889	335,403	315,628
Other	69,662	73,934	140,976	178,314
Total non-interest income	1,034,670	1,092,535	2,073,745	2,156,465

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,680,543	1,623,598	3,382,683	3,261,840
Occupancy and equipment	250,041	243,920	506,982	499,314
Data processing and telecommunications	146,746	141,718	283,359	289,365
Professional	50,769	50,873	106,605	96,610
Postage and office supplies	58,689	59,333	123,325	114,443
ATM and bank card expense	102,246	89,560	189,895	174,617
Other	274,999	251,429	503,745	568,503
Total non-interest expense	2,564,033	2,460,431	5,096,594	5,004,692

INCOME BEFORE INCOME TAXES	1,043,238	1,163,542	2,179,977	2,240,653
INCOME TAXES	277,732	327,139	587,093	617,993

NET INCOME	$765,506	$836,403	$1,592,884	$1,622,660
	-
NET INCOME PER COMMON SHARE - BASIC	$0.43	$0.47	$0.90	$0.91
NET INCOME PER COMMON SHARE - DILUTED	$0.43	$0.47	$0.89	$0.91
DIVIDENDS DECLARED PER SHARE	$0.10	$0.08	$0.20	$0.16

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net Income	$765,506	$836,403	$1,592,884	$1,622,660

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available- for-sale securities, net of taxes of $365,437 and $(467,102) for the three months ended June 30, 2016 and 2015, respectively, and $523,401 and $(168,180) for the six months ended June 30, 2016 and 2015, respectively.	709,380	(906,729)	1,016,016	(326,468)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $36,222 and $26,813, for the three months ended June 30, 2016 and 2015, respectively. and $70,753 and $72,106 for the six months ended June 30, 2016 and 2015, respectively.	70,315	52,047	137,345	139,970
	639,065	(958,776)	878,671	(466,438)

Comprehensive Income (Loss)	$1,404,571	$(122,373)	$2,471,555	$1,156,222

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders'
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income	Equity

BALANCE, DECEMBER 31, 2015	$17,915	$13,664,914	$31,305,040	$(211,710)	$790,341	$45,566,500

Net Income	-	-	1,592,884	-	-	1,592,884

Other comprehensive income	-	-	-	-	878,671	878,671

Stock repurchases	(45)	(119,270)	-	-	-	(119,315)

Exercise of stock options	113	173,536	-	-	-	173,649
Tax benefit of non-qualified options	-	3,696	-	-	-	3,696
Vesting options expense	-	44,711	-	-	-	44,711

Shares held by ESOP, committed to be released	-	18,511	-	11,920	-	30,431

Dividends ($0.20 per share)	-	-	(329,925)	-	-	(329,925)

BALANCE, JUNE 30, 2016	$17,983	$13,786,098	$32,567,999	$(199,790)	$1,669,012	$47,841,302

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,592,884	$1,622,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	190,835	192,926
Amortization of investment premiums and discounts, net	249,993	360,551
Accretion of loan discounts	(259)	(259)
Net realized gains on sales of available-for-sale securities	(208,098)	(212,076)
Provision for loan losses	60,000	65,000
Mortgage banking operations, net	(83,274)	(95,528)
Gain on sale of real estate owned	(59,609)	(7,607)
Shares held by ESOP commited to be released	30,431	26,415
Tax benefit related to stock options exercised	3,696	4,138
Stock option compensation expense	44,711	44,711
Changes in income taxes payable	(19,776)	(299,055)
Changes in assets and liabilities	(124,711)	(5,999)
Net cash provided by operations before loan sales	1,676,823	1,695,877
Origination of loans for sale to secondary market	(6,434,650)	(8,652,121)
Proceeds from sales of loans to secondary market	6,984,075	8,754,154
Net cash provided by operating activities	2,226,248	1,797,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-earning time deposits	238,000	(1,974,000)
Purchases of investment and mortgage-backed securities	(32,416,045)	(17,594,920)
Maturity or call of investment securities available-for-sale	4,600,000	1,000,000
Sale of investment securities available-for-sale	21,630,529	19,675,553
Sale of Federal Home Loan Bank stock	750,000	-
Principal payments on mortgage-backed and investment securities	2,808,961	3,173,649
Proceeds from sale of real estate owned	149,202	47,085
Net change in loans	4,045,382	(377,948)
Additions to premises and equipment	(32,675)	(59,099)

Net cash provided by investing activities	1,773,354	3,890,320

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$14,979,111	$(7,417,691)
Net change in other borrowings	(11,595,830)	727,058
Increase in advance payments by borrowers for taxes and insurance	181,117	66,257
Exercise of stock options	173,649	261,364
Stock repurchases	(119,315)	(624,038)
Dividends paid - common stock	(2,084,928)	(282,803)

Net cash provided by (used in) financing activities	1,533,804	(7,269,853)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,533,406	(1,581,623)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,103,432	9,611,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,636,838	$8,030,015

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$497,923	$619,983
Interest on other borrowings	11,587	10,179
Income taxes paid	750,000	916,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$114,400	$180,325
Loans to facilitate sales of real estate owned	127,900	-

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2016 and the results of its operations for the three and six month periods ended June 30, 2016 and 2015. The results of operations for the three and six month periods are not necessarily indicative of the results which may be expected for the entire year, or any other interim period. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 filed as an exhibit to the Company’s Form 10-K filed in March 2016. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans. Average shares outstanding exclude unallocated employee stock ownership plan (ESOP) shares.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common shareholders	$765,506	$836,403	$1,592,884	$1,622,660

Basic average shares outstanding	1,775,726	1,774,375	1,773,321	1,774,828

Diluted potential common shares:
Stock option equivalents	16,458	14,442	15,044	13,618
Diluted average shares outstanding	1,792,184	1,788,817	1,788,365	1,788,446

Basic earnings per share	$0.43	$0.47	$0.90	$0.91

Diluted earnings per share	$0.43	$0.47	$0.89	$0.91

4.	STOCK–BASED COMPENSATION

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

A summary of ESOP shares at June 30, 2016 and 2015 is shown below.

	June 30, 2016	June 30, 2015
Unearned shares	18,787	23,845
Shares committed for release	1,192	1,146
Allocated shares	61,659	55,919
Total ESOP shares	81,638	80,910

Fair value of unearned shares	$544,228	$562,027

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

The following table summarizes stock option activity for the six months ended June 30, 2016.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2015	61,120	$15.65
Granted	-	-
Exercised	(11,332)	15.65
Forfeited	-	-

Outstanding, June 30, 2016	49,788	$15.65	5.75	$577,043

Exercisable, June 30, 2016	27,853	$15.65	5.75	$322,816

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $27.24 per share on June 30, 2016.

5.	LOAN PORTFOLIO COMPOSITION

At June 30, 2016 and December 31, 2015, the composition of the Company’s loan portfolio is shown below.

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$45,994,916	24.4%	$47,395,344	24.6%
Commercial	40,409,491	21.4	40,381,680	20.9
Agricultural	41,126,629	21.8	41,223,190	21.3
Home equity	11,203,055	5.9	11,691,545	6.1
Total real estate loans	138,734,091	73.5	140,691,759	72.9

Commercial loans	25,747,471	13.6	25,453,058	13.2
Agricultural loans	13,424,032	7.1	16,102,856	8.3
Consumer loans	14,021,513	7.4	13,741,093	7.1
Total loans receivable	191,927,107	101.6	195,988,766	101.5

Less:
Net deferred loan fees	17,967	0.0	29,293	0.0
Allowance for loan losses	2,958,565	1.6	2,919,594	1.5
Total loans receivable, net	$188,950,575	100.0%	$193,039,879	100.0%

The Company believes that originating or purchasing sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for the business model and markets. The Company’s principal lending activities include the origination of one-to four-family residential mortgage loans, multi-family loans, commercial real estate loans, agricultural loans, home equity lines of credits, commercial business loans, and consumer loans. The primary lending market includes the Illinois counties of Morgan, Macoupin and Montgomery. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company currently offers adjustable-rate mortgage loans for terms ranging up to 30 years. They generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination. Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on net interest income. In the low interest rate environment that has existed over the past five years, the adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of the loan portfolio. In addition, during this period borrowers have shown a preference for fixed-rate loans. The Company has used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, three years or five years. The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, interest rate risk position and competitors’ loan products.

Adjustable-rate mortgage loans make the loan portfolio more interest rate sensitive and provide an alternative for those borrowers who meet the underwriting criteria, but are unable to qualify for a fixed-rate mortgage. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. During periods of rising interest rates the risk of delinquencies and defaults on adjustable-rate mortgage loans increases due to the upward adjustment of interest costs to the borrower, which may result in increased loan losses.

Residential first mortgage loans customarily include due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan. Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on the mortgage portfolio during periods of rising interest rates.

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

Loans secured by commercial real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business and real estate property. If the cash flows from the project are reduced, the borrower’s ability to repay the loan may be impaired.

Agricultural Real Estate Loans - The Company originates and purchases agricultural real estate loans. The maximum loan-to-value ratio for agricultural real estate loans we originate is generally 80%. Our agricultural real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, three years, or five years and generally have a specified floor. Many of our fixed-rate agricultural real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We purchase from time to time agricultural real estate loan participations primarily from other local institutions within our market area. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards.

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

Loans secured by agricultural real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the effects of general economic and market conditions on farm operations and the successful operation or management of the properties securing the loans. The repayment of loans secured by agricultural estate is typically dependent upon the successful operation of the farm and real estate property. If the cash flows are reduced, the borrower’s ability to repay the loan may be impaired.

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

Commercial Business Loans - The Company originates commercial business loans to borrowers located in the Company’s market area which are secured by collateral other than real estate or which can be unsecured. Commercial business loan participations are also purchased from other lenders, which may be made to borrowers outside the Company’s market area. Commercial business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one year, three years or five years and various terms of maturity generally from three years to five years. Unsecured business loans are originated on a limited basis in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. Personal guarantees are generally obtained from the borrower or a third party as a condition to originating its business loans.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended June 30, 2016, June 30, 2015, and December 31, 2015.

	June 30, 2016
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2016	$864,863	$900,422	$202,004	$201,537	$345,975	$160,370	$161,474	$98,046	$2,934,691
Provision charged to expense	(27,142)	10,337	3,629	(4,161)	26,196	2,293	19,485	(637)	30,000
Losses charged off	(6,414)	-	-	-	-	-	(11,899)	-	(18,313)
Recoveries	5,205	2,971	-	525	116	-	3,370	-	12,187
Ending balance, June 30, 2016	$836,512	$913,730	$205,633	$197,901	$372,287	$162,663	$172,430	$97,409	$2,958,565

Beginning Balance, January 1, 2016	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594
Provision charged to expense	24,501	(6,796)	3,715	47,598	(14,449)	(683)	10,651	(4,537)	60,000
Losses charged off	(26,879)	-	-	-	-	-	(11,899)	-	(38,778)
Recoveries	9,286	3,000	-	1,050	116	-	4,297	-	17,749
Ending balance, June 30, 2016	$836,512	$913,730	$205,633	$197,901	$372,287	$162,663	$172,430	$97,409	$2,958,565

Ending balance:
individually evaluated for impairment	$240,962	$523,618	$-	$9,561	$111,625	$-	$-	$-	$885,766
Ending balance:
collectively evaluated for impairment	$595,550	$390,112	$205,633	$188,340	$260,662	$162,663	$172,430	$97,409	$2,072,799

Loans:
Ending balance	$45,994,916	$40,409,491	$41,126,629	$11,203,055	$25,747,471	$13,424,032	$14,021,513	$-	$191,927,107
Ending balance:
individually evaluated for impairment	$638,345	$1,408,875	$-	$61,786	$256,547	$-	$-	$-	$2,365,553
Ending balance:
collectively evaluated for impairment	$45,356,571	$39,000,616	$41,126,629	$11,141,269	$25,490,924	$13,424,032	$14,021,513	$-	$189,561,554

	June 30, 2015
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2015	$1,032,299	$799,534	$212,051	$162,167	$401,231	$116,529	$159,703	$87,482	$2,970,996
Provision charged to expense	(15,895)	41,544	1,759	(4,591)	(9,263)	8,533	19,578	(6,665)	35,000
Losses charged off	(105,118)	-	-	-	-	-	(6,822)	-	(111,940)
Recoveries	19,447	6,346	-	525	26	-	2,646	-	28,990
Ending balance, June 30, 2015	$930,733	$847,424	$213,810	$158,101	$391,994	$125,062	$175,105	$80,817	$2,923,046

Beginning Balance, January 1, 2015	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264
Provision charged to expense	16,844	4,334	18,264	(57,014)	(29,926)	67,128	17,909	27,461	65,000
Losses charged off	(105,118)	(27,464)	-	-	-	-	(13,252)	-	(145,834)
Recoveries	19,747	15,091	-	9,538	111	-	3,129	-	47,616
Ending balance, June 30, 2015	$930,733	$847,424	$213,810	$158,101	$391,994	$125,062	$175,105	$80,817	$2,923,046

Ending balance:
individually evaluated for impairment	$192,916	$430,596	$-	$9,982	$141,946	$-	$-	$-	$775,440
Ending balance:
collectively evaluated for impairment	$737,817	$416,828	$213,810	$148,119	$250,048	$125,062	$175,105	$80,817	$2,147,606

Loans:
Ending balance	$42,895,033	$39,843,156	$43,624,784	$11,182,130	$25,113,932	$12,227,735	$12,906,675	$-	$187,793,445
Ending balance:
individually evaluated for impairment	$681,410	$1,569,830	$862,765	$43,046	$221,519	$375,979	$1,149	$-	$3,755,698
Ending balance:
collectively evaluated for impairment	$42,213,623	$38,273,326	$42,762,019	$11,139,084	$24,892,413	$11,851,756	$12,905,526	$-	$184,037,747

	December 31, 2015
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2014	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264
Provision charged to expense	(10,386)	29,238	6,372	(53,188)	(35,327)	105,412	49,289	48,590	140,000
Losses charged off	(199,392)	(27,464)	-	(13,724)	-	-	(53,249)	-	(293,829)
Recoveries	40,122	60,289	-	10,588	138	-	6,022	-	117,159
Ending balance, December 31, 2015	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594

Ending balance:
individually evaluated for impairment	$176,079	$487,205	$-	$9,922	$127,458	$-	$-	$-	$800,664
Ending balance:
collectively evaluated for impairment	$653,525	$430,321	$201,918	$139,331	$259,162	$163,346	$169,381	$101,946	$2,118,930

Loans:
Ending balance	$47,395,344	$40,381,680	$41,223,190	$11,691,545	$25,453,058	$16,102,856	$13,741,093	$-	$195,988,766
Ending balance:
individually evaluated for impairment	$658,734	$1,598,530	$839,546	$58,340	$277,628	$406,950	$428	$-	$3,840,156
Ending balance:
collectively evaluated for impairment	$46,736,610	$38,783,150	$40,383,644	$11,633,205	$25,175,430	$15,695,906	$13,740,665	$-	$192,148,610

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2016 and December 31, 2015.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Rating:
Pass	$43,154,776	$44,120,334	$37,869,883	$37,628,385	$41,126,629	$40,383,644	$10,415,807	$11,324,889
Special Mention	1,160,680	1,323,266	447,626	454,194	-	839,546	563,621	68,044
Substandard	1,679,460	1,951,744	2,091,982	2,299,101	-	-	223,627	298,612
Total	$45,994,916	$47,395,344	$40,409,491	$40,381,680	$41,126,629	$41,223,190	$11,203,055	$11,691,545

	Commercial		Agricultural		Consumer		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Rating:
Pass	$25,444,203	$25,117,982	$12,787,458	$15,110,606	$13,817,414	$13,501,477	$184,616,170	$187,187,317
Special Mention	41,968	51,196	636,574	992,250	18,291	52,656	2,868,760	3,781,152
Substandard	261,300	283,880	-	-	185,808	186,960	4,442,177	5,020,297
Total	$25,747,471	$25,453,058	$13,424,032	$16,102,856	$14,021,513	$13,741,093	$191,927,107	$195,988,766

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$172,411	$49,690	$457,399	$679,500	$45,315,416	$45,994,916	$-
Commercial real estate	-	-	734,173	734,173	39,675,318	40,409,491	-
Agricultural real estate	-	-	-	-	41,126,629	41,126,629	-
Home equity	-	57,722	26,098	83,820	11,119,235	11,203,055	-
Commercial	32,504	39,203	-	71,707	25,675,764	25,747,471	-
Agricultural	-	-	-	-	13,424,032	13,424,032	-
Consumer	125,886	28,756	43,062	197,704	13,823,809	14,021,513	-
Total	$330,801	$175,371	$1,260,732	$1,766,904	$190,160,203	$191,927,107	$-

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$345,169	$77,588	$623,055	$1,045,812	$46,349,532	$47,395,344	$-
Commercial real estate	-	-	766,840	766,840	39,614,840	40,381,680	-
Agricultural real estate	-	-	-	-	41,223,190	41,223,190	-
Home equity	22,122	66,305	69,515	157,942	11,533,603	11,691,545	-
Commercial	-	-	-	-	25,453,058	25,453,058	-
Agricultural	-	-	-	-	16,102,856	16,102,856	-
Consumer	183,526	5,972	6,031	195,529	13,545,564	13,741,093	-
Total	$550,817	$149,865	$1,465,441	$2,166,123	$193,822,643	$195,988,766	$-

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

The following tables present impaired loans at or for the three and six months ended June 30, 2016 and for the year ended December 31, 2015.

	Three Months Ended June 30, 2016
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$101,631	$101,631	$-	$203,060	$2,863	$3,087
Commercial real estate	368,248	368,248	-	476,130	1,333	-
Home equity	52,225	52,225	-	53,293	908	920
Commercial	80,172	80,172	-	118,609	1,430	432
Loans with a specific allowance:
One-to-four family residential	536,714	536,714	240,962	556,807	8,088	6,221
Commercial real estate	1,040,627	1,040,627	523,618	1,103,023	16,585	20,089
Home equity	9,561	9,561	9,561	9,982	253	180
Commercial	176,375	176,375	111,625	179,634	485	92
Total:
One-to-four family residential	638,345	638,345	240,962	759,867	10,951	9,308
Commercial real estate	1,408,875	1,408,875	523,618	1,579,153	17,918	20,089
Home equity	61,786	61,786	9,561	63,275	1,161	1,100
Commercial	256,547	256,547	111,625	298,243	1,915	524
Total	$2,365,553	$2,365,553	$885,766	$2,700,538	$31,945	$31,021

	Six Months Ended June 30, 2016
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$101,631	$101,631	$-	$204,264	$5,815	$6,068
Commercial real estate	368,248	368,248	-	451,875	11,128	5,400
Home equity	52,225	52,225	-	52,498	1,810	1,822
Commercial	80,172	80,172	-	99,433	2,431	432
Loans with a specific allowance:
One-to-four family residential	536,714	536,714	240,962	561,936	16,144	11,974
Commercial real estate	1,040,627	1,040,627	523,618	1,105,566	33,251	42,647
Home equity	9,561	9,561	9,561	9,982	505	361
Commercial	176,375	176,375	111,625	184,643	4,144	3,534
Total:
One-to-four family residential	638,345	638,345	240,962	766,200	21,959	18,042
Commercial real estate	1,408,875	1,408,875	523,618	1,557,441	44,379	48,047
Home equity	61,786	61,786	9,561	62,480	2,315	2,183
Commercial	256,547	256,547	111,625	284,076	6,575	3,966
Total	$2,365,553	$2,365,553	$885,766	$2,670,197	$75,228	$72,238

	Year Ended December 31, 2015
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$111,166	$111,166	$-	$211,346	$12,248	$12,042
Commercial real estate	516,560	516,560	-	663,640	34,155	34,586
Agricultural real estate	839,546	839,546	-	864,705	43,335	44,885
Commercial	80,172	80,172	-	83,509	634	150
Agricultural business	406,950	406,950	-	307,729	11,403	808
Home equity	48,418	48,418	-	43,342	3,333	3,331
Consumer	428	428	-	1,160	78	82
Loans with a specific allowance:
One-to-four family residential	547,568	547,568	176,079	568,790	32,908	25,352
Commercial real estate	1,081,970	1,081,970	487,205	1,118,044	67,505	47,864
Commercial	197,456	197,456	127,458	269,496	11,517	11,139
Home equity	9,922	9,922	9,922	9,982	810	722
Total:
One-to-four family residential	658,734	658,734	176,079	780,136	45,156	37,394
Commercial real estate	1,598,530	1,598,530	487,205	1,781,684	101,660	82,450
Agricultural real estate	839,546	839,546	-	864,705	43,335	44,885
Commercial	277,628	277,628	127,458	353,005	12,151	11,289
Agricultural business	406,950	406,950	-	307,729	11,403	808
Home equity	58,340	58,340	9,922	53,324	4,143	4,053
Consumer	428	428	-	1,160	78	82
Total	$3,840,156	$3,840,156	$800,664	$4,141,743	$217,926	$180,961

Included in certain loan categories in the impaired loans are troubled debt restructurings (TDRs), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of time, usually at least six months.

When loans are modified into a TDR, the Company evaluates any possible impairment similar to other impaired loans based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or based upon on the current fair value of the collateral, less selling costs for collateral dependent loans. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

The following table presents the recorded balance, at original cost, of TDRs, as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

One-to-four family residential	$764,358	$723,421
Commercial real estate	1,647,798	1,708,013
Agricultural real estate	-	-
Home equity	8,050	10,897
Commercial loans	40,926	57,783
Agricultural loans	-	-
Consumer loans	89,146	109,340

Total	$2,550,278	$2,609,454

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

One-to-four family residential	$519,628	$526,004
Commercial real estate	891,592	941,173
Agricultural real estate	-	-
Home equity	7,768	10,897
Commercial loans	36,174	57,783
Agricultural loans	-	-
Consumer loans	7,623	86,255

Total	$1,462,785	$1,622,112

The following tables present loans modified as TDRs during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$40,934
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	-	-

Total	-	$-	1	$40,934

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$103,434
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	1	2,497	1	2,497
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	1	66,650	2	68,589

Total	2	$69,147	4	$174,520

2016 Modifications

The Company modified one residential real estate loan with a recorded investment of $40,934. The modification was made to restructure the loan and capitalize delinquent real estate taxes. The modification did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the six month period ended June 30, 2016, three residential real estate loans of $184,804 and one commercial loan of $734,173 were considered defaulted TDRs as they were more than 90 days past due at June 30, 2016. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

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

The following table presents the Company’s nonaccrual loans at June 30, 2016 and December 31, 2015. This table excludes performing troubled debt restructurings.

	June 30, 2016	December 31, 2015

One-to-four family residential	$555,223	$911,283
Commercial real estate	794,867	840,449
Agricultural real estate	-	-
Home equity	81,182	118,502
Commercial loans	4,753	9,314
Agricultural loans	-	-
Consumer loans	168,287	141,605

Total	$1,604,312	$2,021,153

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2016:
U.S. government and agencies	$23,402,502	$393,863	$(10,373)	$23,785,992
Mortgage-backed securities (government- sponsored enterprises - residential)	24,108,153	424,443	(10,742)	24,521,854
Municipal bonds	42,102,941	1,755,608	(23,994)	43,834,555
	$89,613,596	$2,573,914	$(45,109)	$92,142,401

December 31, 2015:
U.S. government and agencies	$15,979,475	$44,972	$(85,750)	$15,938,697
Mortgage-backed securities (government- sponsored enterprises - residential)	23,067,200	211,987	(100,792)	23,178,395
Municipal bonds	47,229,171	1,306,328	(179,259)	48,356,240
	$86,275,846	$1,563,287	$(365,801)	$87,473,332

The amortized cost and fair value of available-for-sale securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$1,022,863	$1,028,376
More than one year to five years	9,040,013	9,379,342
More than five years to ten years	33,399,985	34,500,726
After ten years	22,042,582	22,712,103
	65,505,443	67,620,547
Mortgage-backed securities (government- sponsored enterprises - residential)	24,108,153	24,521,854
	$89,613,596	$92,142,401

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $41,990,000 at June 30, 2016 and $25,681,000 at December 31, 2015.

The carrying value of securities sold under agreement to repurchase amounted to $3,536,000 at June 30, 2016 and $7,591,000 at December 31, 2015. At June 30, 2016, we had $4,499,000 of repurchase agreements secured by mortgage backed securities, $741,000 secured by time deposits in other banks, and $550,000 in repurchase agreements secured by U.S. government agency bonds. All of our repurchase agreements mature overnight. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $107,000 and $79,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended June 30, 2016 and 2015, respectively. Gross gains of $211,000 and $244,000 and gross losses of $3,000 and $32,000 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2016 and 2015, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2016 and December 31, 2015 were $10,332,000, and $30,677,000, respectively, which were approximately 11% and 35% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2016 and December 31, 2015.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
June 30, 2016:
U.S. government agencies	$(10,373)	$1,651,921	$-	$-	$(10,373)	$1,651,921
Mortgage-backed securities (government sponsored enterprises - residential)	(10,742)	5,587,647	-	-	(10,742)	5,587,647
Municipal bonds	(13,040)	2,347,998	(10,954)	744,540	$(23,994)	$3,092,538
Total	$(34,155)	$9,587,566	$(10,954)	$744,540	$(45,109)	$10,332,106

December 31, 2015:
U.S. government agencies	$(49,205)	$8,591,014	$(36,545)	$1,809,745	$(85,750)	$10,400,759
Mortgage-backed securities (government sponsored enterprises - residential)	(45,886)	5,843,754	(54,906)	2,257,674	(100,792)	8,101,428
Municipal bonds	(48,383)	5,440,291	(130,876)	6,734,290	(179,259)	12,174,581
Total	$(143,474)	$19,875,059	$(222,327)	$10,801,709	$(365,801)	$30,676,768

The unrealized losses on the Company’s investments in municipal bonds, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2016	December 31, 2015
Net unrealized gains on securities available-for-sale	$2,528,805	$1,197,486
Tax effect	(859,793)	(407,145)
Net-of-tax amount	$1,669,012	$790,341

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six months ended June 30, 2016 and 2015, were as follows:

	Amounts Reclassified
	from AOCI
	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Statements of Income
Unrealized gains on available -for-sale securities	$106,537	$78,860	$208,098	$212,076	Net realized gains on sales of available-for-sale securities
Tax effect	(36,222)	(26,813)	(70,753)	(72,106)	Income taxes
Total reclassification out of AOCI	$70,315	$52,047	$137,345	$139,970	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015:

		June 30, 2016
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$23,785,992	$-	$23,785,992	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	24,521,854	-	24,521,854	-
Municipal bonds	43,834,555	-	43,834,555	-

		December 31, 2015
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$15,938,697	$-	$15,938,697	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	23,178,395	-	23,178,395	-
Municipal bonds	48,356,240	-	48,356,240	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2016.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015:

June 30, 2016
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$622,572	$-	$-	$622,572
Real estate owned	72,000	-	-	72,000

December 31, 2015
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$899,981	$-	$-	$899,981

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

	Fair Value at 6/30/16	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real estate owned	$72,000	Market comparable properties	Comparability adjustments (%)	30%
Collateral-dependent impaired loans	622,572	Market comparable properties	Marketability discount	25% – 50% (40%)

	Fair Value at 12/31/15	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	899,981	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015

	June 30, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$9,636,838	$9,636,838	$-	$-
Interest-earning time deposits in banks	2,486,000	2,486,000	-	-
Other investments	59,134	-	59,134	-
Loans held for sale	80,481	-	80,481	-
Loans, net of allowance for loan losses	188,950,575	-	-	188,965,506
Federal Home Loan Bank stock	363,800	-	363,800	-
Interest receivable	1,982,561	-	1,982,561	-
Financial Liabilities
Deposits	254,261,041	-	176,198,419	79,147,083
Short-term borrowings	3,535,881	-	3,535,881	-
Advances from borrowers for taxes and insurance	1,172,034	-	1,172,034	-
Interest payable	104,919	-	104,919	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2015
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$4,103,432	$4,103,432	$-	$-
Interest-earning time deposits	2,724,000	2,724,000	-	-
Other investments	62,223	-	62,223	-
Loans held for sale	539,000	-	539,000	-
Loans, net of allowance for loan losses	193,039,879	-	-	193,006,301
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,715,676	-	1,715,676	-
Financial Liabilities
Deposits	239,281,930	-	160,227,406	80,300,060
Short-term borrowings	15,131,710	-	6,631,710	8,500,000
Advances from borrowers for taxes and insurance	990,917	-	990,917	-
Interest payable	118,335	-	118,335	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the six month period ended June 30, 2016 and the year ended December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Balance, beginning of period	$645,067	$689,603
Servicing rights capitalized	27,776	73,650
Amortization of servicing rights	(43,834)	(118,186)
Change in valuation allowance	-	-
Balance, end of period	$629,009	$645,067

Activity in the valuation allowance for mortgage servicing rights for the six month period ended June 30, 2016 and the year ended December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Balance, beginning of period	$47,354	$56,969
Additions	-	-
Reductions	(6,107)	(9,615)
Balance, end of period	$41,247	$47,354

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2016 and 2015 is shown below.

	June 30, 2016	June 30, 2015
Computed at the statutory rate (34%)	$741,192	$761,822
Increase (decrease) resulting from
Tax exempt interest	(223,220)	(214,944)
State income taxes, net	97,943	99,455
Increase in cash surrender value	(29,234)	(29,640)
Other, net	412	1,300

Actual tax expense	$587,093	$617,993

12.	COMMITMENTS AND CONTINGENCIES

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

Fair Value Measurements – The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of financial instruments using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. Other factors such as model assumptions and market dislocations can affect estimates of fair value. Due to judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.

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

Financial Condition

June 30, 2016 Compared to December 31, 2015

Total assets at June 30, 2016 were $313.0 million, an increase of $4.3 million, or 1.4%, from $308.6 million at December 31, 2015. The increase in total assets was primarily due to a $5.5 million increase in cash and cash equivalents and a $4.6 million increase in investment and mortgage-backed securities. The increase was partially offset by a decrease of $4.0 million in loans receivable.

Cash and cash equivalents increased $5.5 million, or 134.8%, to $9.6 million at June 30, 2016, from $4.1 million at December 31, 2015. Investment and mortgage-backed securities were $92.1 million at June 30, 2016, an increase of $4.6 million, or 5.3%, from $87.5 million at December 31, 2015. The increase was due to increases of $3.3 million in investment securities (consisting of $7.8 million in U.S. government and agency securities offset by a $4.5 million decrease in municipal bonds) and $1.3 million in mortgage-backed securities. The growth in the investment and mortgage-backed securities portfolios resulted from the investment of cash derived from deposit growth.

Net loans receivable (excluding loans held for sale) decreased $4.0 million, or 2.1%, to $189.0 million at June 30, 2016 from $193.0 million at December 31, 2015. The decrease in loans was primarily due to decreases of $2.7 million in agricultural business loans, reflecting paydowns on lines of credit, and $1.4 million in residential real estate loans.

At June 30, 2016 and December 31, 2015, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits increased $15.0 million, or 6.3%, to $254.3 million at June 30, 2016 from $239.3 million at December 31, 2015. The increase was primarily due to a $16.0 million increase in transaction accounts, reflecting an increase of $16.2 million in seasonal public funds. Other borrowings, which consisted of $3.5 million in overnight repurchase agreements at June 30, 2016, decreased $11.6 million, or 76.6%, from December 31, 2015. FHLB advances totaling $8.5 million were paid off during the first quarter of 2016, such that none remained outstanding at June 30, 2016. The repurchase agreements are a cash management service provided to our commercial deposit customers.

Total stockholders’ equity increased $2.3 million, or 5.0%, to $47.8 million at June 30, 2016, compared to $45.5 million at December 31, 2015. The increase in stockholders’ equity was the result of $1.6 million in net income and an $879,000 increase in accumulated other comprehensive income, partially offset by the payment of $330,000 in cash dividends. Accumulated other comprehensive income increased primarily due to an increase in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio due to a decrease in market interest rates. Accumulated other comprehensive income does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General: Net income for the three months ended June 30, 2016 was $766,000, or $0.43 per common share, basic and diluted, compared to net income of $836,000, or $0.47 per common share, basic and diluted, for the three months ended June 30, 2015. The $70,000 decrease in net income during the second quarter of 2016, as compared to the second quarter of 2015, reflected a decrease of $57,000 in non-interest income and an increase of $103,000 in non-interest expense, partially offset by an increase of $36,000 in net interest income and decreases of $5,000 in provision for loan losses and $49,000 in income taxes.

Interest Income: Total interest income for the three months ended June 30, 2016 decreased $10,000, or 0.3%, compared to the same period of 2015. The decrease in interest income reflected decreases of $43,000 in interest income on loans and $17,000 in interest income on mortgage-backed securities, partially offset by increases of $44,000 in interest income on investment securities and $6,000 in interest income on other interest-earning assets.

Interest income on loans decreased $43,000 to $2.3 million during the second quarter of 2016, as compared to the second quarter of 2015, primarily due to a decrease in the average yield of loans. The average yield decreased 21 basis points to 4.76% during the second quarter of 2016, compared to 4.97% during the second quarter of 2015, due to the continuing low interest rate environment. The average balance of the loan portfolio increased $5.0 million to $193.7 million during the second quarter of 2016, as compared to the second quarter of 2015. The increase in the average balance of the loan portfolio reflected increases in the average balance of agricultural business loans and residential real estate loans due to an increase in new loan originations.

Interest income on investment securities increased $44,000 to $438,000 during the second quarter of 2016 compared to the second quarter of 2015. The increase reflected a $7.5 million increase in the average balance of the investment securities portfolio to $61.7 million during the second quarter of 2016, compared to $54.2 million during the second quarter of 2015. The increase in the average balance of investment securities reflected the investment of proceeds from deposit growth during this same time period. The average yield of investment securities decreased 7 basis points to 2.83% during the second quarter of 2016 from 2.90% during the second quarter of 2015, due to the continuing low interest rate environment. The majority of our investment portfolio consists of municipal bonds, which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $17,000 to $97,000 during the second quarter of 2016, compared to the second quarter of 2015. The decrease reflected an $11.6 million decrease in the average balance of mortgage-backed securities to $21.2 million during the second quarter of 2016, compared to $32.8 million during the second quarter of 2015. The decrease in the average balance of mortgage-backed securities reflected the use of sales and payment proceeds to fund new loan originations and the purchase of investment securities during this same time period. The average yield of mortgage-backed securities increased 44 basis points to 1.83% for the second quarter of 2016, compared to 1.39% for the second quarter of 2015. The average yield benefited from lower premium amortization resulting from slower national prepayment speeds on mortgage-backed securities.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $6,000 to $13,000 during the second quarter of 2016, compared to the second quarter of 2015. The average yield on other interest-earning assets increased to 0.72% during the second quarter of 2016 from 0.41% during the second quarter of 2015. The average balance of these accounts increased to $7.3 million for the three months ended June 30, 2016 compared to $6.8 million for the three months ended June 30, 2015. The increase in the average yield and average balance reflected an increase in the average balance of higher-yielding time deposit accounts during this same time frame.

Interest Expense: Total interest expense decreased $46,000, or 15.7%, to $247,000 during the three months ended June 30, 2016 compared to $293,000 during the three months ended June 30, 2015. The lower interest expense reflected a $44,000 decrease in the cost of deposits.

Interest expense on deposits decreased $44,000 to $244,000 during the second quarter of 2016 compared to $288,000 during the second quarter of 2015. The decrease in interest expense on deposits was primarily due to a decrease in the average rate paid on our deposits during the second quarter of 2016. The average rate paid on deposits decreased 10 basis points to 0.45% during the second quarter of 2016 from 0.55% during the second quarter of 2015. The decrease reflected the low rate environment, as well as a change in the composition of our deposits to lower-cost transaction accounts from higher-cost time deposits. The average balance of deposits increased $5.6 million to $216.6 million during the second quarter of 2016, compared to $211.0 million during the second quarter of 2015. The increase reflected a $17.0 million increase in the average balance of transaction accounts, partially offset by an $11.4 million decrease in the average balance of time deposit accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, decreased $2,000 to $3,000 during the second quarter of 2016, compared to the same period of 2015. The average balance of borrowed funds decreased $5.7 million to $3.8 million during the second quarter of 2016 compared to $9.5 million during the second quarter of 2015, reflecting the use of overnight FHLB advances during 2015. The average rate paid on borrowed funds increased to 0.32% during the second quarter of 2016 compared to 0.21% during the second quarter of 2015.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income increased by $36,000, or 1.4%, to $2.6 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Our net interest margin increased to 3.67% during the second quarter of 2016 from 3.64% during the second quarter of 2015. Our interest rate spread increased to 3.57% during the second quarter of 2016 from 3.52% during the second quarter of 2015. Our ratio of interest earning assets to interest bearing liabilities was 1.29x and 1.28x during the three months ended June 30, 2016 and June 30, 2015, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses decreased $5,000 to $30,000 during the second quarter of 2016, from $35,000 during the second quarter of 2015 due to decreases in net charge-offs, nonperforming assets, and delinquent loans. Net charge-offs decreased to $6,000 during the second quarter of 2016, compared to $83,000 during the second quarter of 2015.

The allowance for loan losses increased $39,000 to $3.0 million at June 30, 2016 from December 31, 2015. Loans delinquent 30 days or more decreased to $1.8 million, or 0.92% of total loans, as of June 30, 2016, from $2.2 million, or 1.11% of total loans, as of December 31, 2015. Loans delinquent 30 days or more totaled $2.0 million, or 1.08% of total loans at June 30, 2015.

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

	June 30, 2016	December 31, 2015

Nonaccrual loans:
One-to-four family residential	$555,223	$911,283
Commercial real estate	794,867	840,449
Commercial business	4,753	9,314
Home equity	81,182	118,503
Consumer	168,287	141,604
Total	$1,604,312	$2,021,153

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	220,000	217,101
Commercial real estate	-	113,880
Total	$220,000	$330,981

Total nonperforming assets	$1,824,312	$2,352,134

Total nonperforming loans as a percentage of total loans	0.84%	1.03%
Total nonperforming assets as a percentage of total assets	0.58%	0.76%

Nonperforming assets decreased $528,000 to $1.8 million, or 0.58% of total assets, as of June 30, 2016, compared to $2.4 million, or 0.76% of total assets, as of December 31, 2015. The decrease in nonperforming assets was due to decreases of $417,000 in nonperforming loans and $111,000 in foreclosed assets.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2016 and December 31, 2015. All nonaccrual loans are automatically placed on the watch list. The $912,000 decrease in Special Mention credits during the first half of 2016 reflected the $1.2 million payoff of an agricultural borrower during the second quarter of 2016. The $578,000 decrease in Substandard credits during this same time frame reflected the financial improvement of a $350,000 commercial borrower who was removed from the watch list during the second quarter of 2016.

	June 30, 2016	December 31, 2015

Special Mention credits	$2,868,760	$3,781,151
Substandard credits	4,442,177	5,020,297
Total watch list credits	$7,310,937	$8,801,448

Non-Interest Income: Non-interest income decreased $57,000, or 5.3%, to $1.0 million during the three months ended June 30, 2016 from $1.1 million for the same period in 2015. The decrease in non-interest income resulted primarily from a decrease of $114,000 in commission income, partially offset by an increase of $28,000 in gains on the sales of available-for-sale securities. Commission income, while benefitting from account growth, was impacted by a decrease in annuity sales. The increase in gains on the sales of securities reflected an increase to $7.8 million in securities sold during the second quarter of 2016, compared to $5.2 million during the same period of 2015. Securities sales during 2016 and 2015 were primarily made to reduce the volatility to interest rate changes and eliminate faster paying, low-yielding mortgage-backed securities.

Non-Interest Expense: Total non-interest expense increased $103,000, or 4.2%, to $2.6 million for the three months ended June 30, 2016, compared to the same period of 2015. The increase was primarily due to an increase of $57,000 in salaries and employee benefit expense and $24,000 in other non-interest expense. The increase in salaries and benefits expense reflected normal cost and benefit accrual increases. The increase in other non-interest expense includes increases in advertising expense and real estate owned expense.

Income Taxes: The provision for income taxes decreased $49,000 to $278,000 during the second quarter of 2016 compared to the same period of 2015. The decrease in the income tax provision reflected a decrease in taxable income. The effective tax rate was 26.6% and 28.1% during the three months ended June 30, 2016 and 2015, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General: Net income during the six months ended June 30, 2016 was $1,593,000, or $0.90 per common share, basic, and $0.89 per common share, diluted, compared to net income of $1,623,000, or $0.91 per common share, basic and diluted, during the six months ended June 30, 2015. The $30,000 decrease in net income reflected a decrease of $83,000 in non-interest income and an increase of $92,000 in non-interest expense, partially offset by an increase of $109,000 in net interest income and decreases of $5,000 in the provision for loan losses and $31,000 in income taxes.

Interest Income: Total interest income during the six months ended June 30, 2016 decreased $2,000 to $5.8 million compared to the same period of 2015. The decrease in interest income reflected decreases of $57,000 in interest income on loans and $59,000 in interest income on mortgage-backed securities, partially offset by increases of $99,000 in interest income on investment securities and $15,000 in interest income on other interest-earnings assets.

Interest income on loans decreased $57,000 to $4.6 million during the six months ended June 30, 2016, compared to the same period of 2015. The decrease in interest income on loans was primarily due to a decrease in the average yield of loans. The average yield on loans decreased 21 basis points to 4.80% during the first six months of 2016 from 5.01% during the first six months of 2015. The decrease in the average yield on loans reflected lower market rates of interest and the competitive lending environment. The average balance of the loan portfolio increased $5.8 million to $192.9 million during the first six months of 2016 from $187.1 million during the first six months of 2015. The increase in the average balance of the loan portfolio reflected increases in the average balance of agricultural business loans and residential real estate loans. While actual loan balances decreased during the first six months of 2016, the balances were elevated during the first half of the year resulting in higher average balances.

Interest income on investment securities increased $99,000 to $874,000 during the six months ended June 30, 2016 from $775,000 for the same period of 2015. The increase in interest income reflected an $8.3 million increase in the average balance of the investment portfolio to $61.3 million during the first six months of 2016. The increase in the average balance of investment securities reflected the investment of proceeds from deposit growth. The average yield of investment securities decreased to 2.85% during the first six months of 2016 from 2.92% for the first six months of 2015. The majority of our investment portfolio consists of municipal bonds, which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $59,000 to $227,000 during the six months ended June 30, 2016, compared to $286,000 for the same period of 2015. The decrease reflected a $13.8 million decrease in the average balance of mortgage-backed securities to $21.2 million during the first half of 2016, reflecting the use of sales and payment proceeds for the origination of new loans and the purchase of investment securities. The average yield of mortgage-backed securities increased 51 basis points to 2.14% for the first half of 2016, compared to 1.63% for the first half of 2015. The average yield of mortgage-backed securities benefitted from lower premium amortization resulting from slower national prepayment speeds on mortgage-backed securities. The amortization of premiums on mortgage-backed securities, which reduces the average yield, decreased $155,000 to $122,000 during the first six months of 2016, compared to $277,000 during the first six months of 2015. The decrease in premium amortization also reflected the decrease in the average volume of mortgage-backed securities.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $15,000 to $27,000 during the first half of 2016, compared to $12,000 for the first half of 2015. The average yield on other interest-earning assets increased 59 basis points to 0.87% during the first half of 2016 from 0.28% during the first half of 2015. The increase in the average yield reflected an increase in the average balance of higher-yielding time deposit accounts during this same time frame. The average balance of other interest-earning assets decreased $2.2 million to $6.3 million during the six months ended June 30, 2016 compared to $8.5 million for the six months ended June 30, 2015.

Interest Expense: Total interest expense decreased $111,000, or 18.3%, to $496,000 during the six months ended June 30, 2016 compared to $607,000 during the six months ended June 30, 2015. The lower interest expense reflected a $111,000 decrease in the cost of deposits.

Interest expense on deposits decreased $111,000 to $486,000 for the six months ended June 30, 2016 compared to $597,000 for the six months ended June 30, 2015. The decrease in interest expense on deposits was primarily due to a decrease of 10 basis points in the average rate paid on deposits to 0.46% during the first half of 2016 from 0.56% during the first half of 2015, as a result of the low interest rate environment. The decrease in the average cost of deposits has been impacted by a change in the composition of our deposits to lower-cost transaction accounts from higher-cost time deposits. The average balance of deposits increased to $212.6 million for the first half of 2016 compared to $212.3 million for the first half of 2015. The increase reflected a $13.1 million increase in the average balance of transaction accounts, partially offset by a $12.8 million decrease in the average balance of time deposit accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, equaled $10,000 during the first six months of 2016 and 2015. The average rate paid on borrowed funds increased to 0.31% during the first half of 2016 compared to 0.22% during the first half of 2015. The average balance of borrowed funds decreased $2.8 million to $6.4 million during the first half of 2016, compared to $9.2 million for the first half of 2015.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income increased by $109,000, or 2.1%, to $5.3 million for the six months ended June 30, 2016 from $5.2 million for the six months ended June 30, 2015. Our net interest margin increased to 3.74% for the first half of 2016 from 3.63% for the first half of 2015. Our interest rate spread increased to 3.64% during the first half of 2016 from 3.51% during the first half of 2015.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30, 2016	June 30, 2015

Balance at beginning of period	$2,919,594	$2,956,264
Charge-offs:
One-to-four family residential	26,879	105,118
Commercial real estate	-	27,464
Consumer	11,899	13,252
Total	38,778	145,834
Recoveries:
One-to-four family residential	9,286	19,747
Commercial real estate	3,000	15,091
Commercial business	116	111
Home equity	1,050	9,538
Consumer	4,297	3,129
Total	17,749	47,616
Net loan charge-offs	21,029	98,218
Additions charged to operations	60,000	65,000
Balance at end of period	$2,958,565	$2,923,046

The allowance for loan losses increased $36,000 to $3.0 million at June 30, 2016, from $2.9 million at June 30, 2015. The increase was the result of the provision for loan losses exceeding net charge-offs. The provision decreased $5,000 to $60,000 during the first six months of 2016, compared to $65,000 during the first six months of 2015, due to decreased charge-offs and nonperforming assets. Net charge-offs decreased $77,000 to $21,000 during the first half of 2016, compared to $98,000 during the first half of 2015.

Non-Interest Income: Non-interest income decreased $83,000, or 3.8%, to $2.1 million for the six months ended June 30, 2016, compared to $2.2 million for the six months ended June 30, 2015. The decrease in non-interest income resulted primarily from decreases of $74,000 in commission income and $12,000 in net income from mortgage banking operations. The decrease in commission income reflected a decrease in annuity sales. Net income on mortgage banking operations decreased due to a lower volume of loan sales in the first half of 2016, as we sold $7.0 million of loans to the secondary market during the first half of 2016, compared to $8.8 million during the same period of 2015. The lower volume of sales reflected a decreased volume of mortgage originations, which are affected by changes in market interest rates.

Non-Interest Expense: Total non-interest expense increased $92,000, or 1.8%, to $5.1 million for the six months ended June 30, 2016 compared to the same period of 2015. The increase in non-interest expense consisted primarily of an increase of $121,000 in salaries and benefits expense, partially offset by a $50,000 decrease in real estate owned expense. The increase in salaries and benefits expense reflected normal cost and benefit accrual increases. The decrease in real estate owned expense reflected $60,000 in gains on the sales of properties during the first half of 2016.

Income Taxes: The provision for income taxes decreased $31,000 to $587,000 during the first six months of 2016 compared to the same period of 2015. The decrease in the income tax provision reflected a lower level of taxable income. The effective tax rate was 26.9% and 27.6% during the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At June 30, 2016 and December 31, 2015, cash and cash equivalents totaled $9.6 million and $4.1 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the six months ended June 30, 2016, the most significant sources of funds have been sales of investment and mortgage-backed securities, deposit growth, and principal repayments on loans and mortgage-backed securities. These funds have been used primarily for purchases of U.S. Agency, municipal and mortgage-backed securities and reduce other borrowings.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2016, the Company had no outstanding FHLB advances and approximately $87.4 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at June 30, 2016 and December 31, 2015 were 31.2% and 32.0%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

Commitments to fund loans	$39,843,842	$36,996,683
Standby letters of credit	110,000	110,000

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). In addition, the Bank is subject to the new capital conservation buffer, which will be phased in beginning in the first quarter of 2016 at 0.625% of risk-weighted assets. The capital conservation buffer will continue to increase 0.625% each year until fully phased in at 2.50% of risk-weighted assets beginning in the first quarter of 2019. Management believes that at June 30, 2016, the Bank met all its capital adequacy requirements and is well capitalized.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At June 30, 2016, the Bank’s core capital ratio was 13.52% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At June 30, 2016, minimum requirements and the Bank's actual ratios are as follows:

	June 30, 2016	Minimum	Minimum Required
	Actual	Required	With Capital Buffer
Tier 1 Capital to Average Assets	13.52%	4.00%	4.000%
Common Equity Tier 1	18.91%	4.50%	5.125%
Tier 1 Capital to Risk-Weighted Assets	18.91%	6.00%	6.625%
Total Capital to Risk-Weighted Assets	20.16%	8.00%	8.625%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended June 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$193,655	$2,302	4.76%	$188,611	$2,345	4.97%
Investment securities	61,745	438	2.83%	54,208	394	2.90%
Mortgage-backed securities	21,231	97	1.83%	32,814	114	1.39%
Other	7,265	13	0.72%	6,756	7	0.41%
Total interest-earning assets	283,896	2,850	4.02%	282,389	2,860	4.05%

Non-interest earnings assets	19,784			20,178
Total assets	$303,680			$302,567

Interest-bearing liabilities:
Interest-bearing checking	$52,383	$35	0.27%	$38,989	$12	0.13%
Savings accounts	44,253	21	0.19%	40,512	20	0.19%
Certificates of deposit	77,185	160	0.83%	88,595	228	1.03%
Money market savings	35,267	25	0.29%	35,228	25	0.29%
Money market deposits	7,513	3	0.15%	7,725	3	0.15%
Total interest-bearing deposits	216,601	244	0.45%	211,049	288	0.55%
Federal Home Loan Bank advances	24	-	0.18%	5,000	4	0.33%
Short-term borrowings	3,778	3	0.32%	4,519	1	0.07%
Total borrowings	3,802	3	0.32%	9,519	5	0.21%
Total interest-bearing liabilities	220,403	247	0.45%	220,568	293	0.53%

Non-interest bearing liabilities	36,403			35,984
Stockholders' equity	46,874			46,015

Total liabilities/stockholders' equity	$303,680			$302,567

Net interest income		$2,603			$2,567

Interest rate spread (average yield earned minus average rate paid)			3.57%			3.52%

Net interest margin (net interest income divided by average interest-earning assets)			3.67%			3.64%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended June 30,
	2016 Compared to 2015
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(104)	$61	$(43)
Investment securities	(10)	54	44
Mortgage-backed securities	30	(47)	(17)
Other	5	1	6
Total net change in income on interest-earning assets	(79)	69	(10)

Interest-bearing liabilities:
Interest-bearing checking	17	5	22
Savings accounts	-	2	2
Certificates of deposit	(41)	(27)	(68)
Money market savings	-	-	-
Money market deposits	-	-	-
Total interest-bearing deposits	(24)	(20)	(44)
Federal Home Loan Bank advances	(1)	(3)	(4)
Short-term borrowings	2	-	2
Total borrowings	1	(3)	(2)
Total net change in expense on interest-bearing liabilities	(23)	(23)	(46)

Net change in net interest income	$(56)	$92	$36

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Six Months Ended June 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$192,863	$4,631	4.80%	$187,047	$4,688	5.01%
Investment securities	61,299	874	2.85%	53,007	775	2.92%
Mortgage-backed securities	21,213	227	2.14%	35,045	286	1.63%
Other	6,318	27	0.87%	8,479	12	0.28%
Total interest-earning assets	281,693	5,759	4.09%	283,578	5,761	4.06%

Non-interest earnings assets	20,110			20,155
Total assets	$301,803			$303,733

Interest-bearing liabilities:
Interest-bearing checking	$49,040	$62	0.25%	$39,033	$25	0.13%
Savings accounts	43,200	42	0.19%	39,729	40	0.20%
Certificates of deposit	77,769	326	0.84%	90,573	476	1.05%
Money market savings	35,225	51	0.29%	35,280	50	0.29%
Money market deposits	7,393	5	0.15%	7,682	6	0.14%
Total interest-bearing deposits	212,627	486	0.46%	212,297	597	0.56%
Federal Home Loan Bank advances	2,484	4	0.29%	5,000	8	0.33%
Short-term borrowings	3,914	6	0.33%	4,214	2	0.09%
Total borrowings	6,398	10	0.31%	9,214	10	0.22%
Total interest-bearing liabilities	219,025	496	0.45%	221,511	607	0.55%

Non-interest bearing liabilities	36,247			36,435
Stockholders' equity	46,531			45,787

Total liabilities/stockholders' equity	$301,803			$303,733

Net interest income		$5,263			$5,154

Interest rate spread (average yield earned minus average rate paid)			3.64%			3.51%

Net interest margin (net interest income divided by average interest-earning assets)			3.74%			3.63%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative six month periods.

Analysis of Volume and Rate Changes
(In thousands)
Six Months Ended June 30,
	2016 Compared to 2015
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(200)	$143	$(57)
Investment securities	(20)	119	99
Mortgage-backed securities	74	(133)	(59)
Other	19	(4)	15
Total net change in income on interest-earning assets	(127)	125	(2)

Interest-bearing liabilities:
Interest-bearing checking	29	8	37
Savings accounts	(1)	3	2
Certificates of deposit	(88)	(62)	(150)
Money market savings	-	-	-
Money market deposits	-	-	-
Total interest-bearing deposits	(60)	(51)	(111)
Federal Home Loan Bank advances	(1)	(4)	(5)
Short-term borrowings	5	-	5
Total borrowings	4	(4)	-
Total net change in expense on interest-bearing liabilities	(56)	(55)	(111)

Net change in net interest income	$(71)	$180	$109

JACKSONVILLE BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more to the secondary market, originating adjustable rate loans, and balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family residential loans. Our portfolio of mortgage-backed securities also provides monthly cash flows. The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at June 30, 2016 and December 31, 2015 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	June 30, 2016		December 31, 2015		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(176)	-1.58%	(344)	-3.00%	> (20.00)%
+ 200 basis points	(129)	-1.16%	(242)	-2.10%	> (12.50)%
+ 100 basis points	(56)	-0.51%	(119)	-1.04%	> (12.50)%
- 100 basis points	(145)	-1.30%	(88)	-0.76%	> (20.00)%

The table above indicates that as of June 30, 2016, in the event of a 200 basis point increase in interest rates, we would experience a 1.16% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1.30% decrease in net interest income.

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

At June 30, 2016, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K, other than as noted below:

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan (1)
April 1 – April 30	-	-	-	18,758
May 1 – May 31	-	-	-	18,758
June 1 – June 30	-	-	-	18,758

(1)	On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company can repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the repurchase of 73,260 shares permitted under the program. The program will continue until it is completed or terminated by the Company’s Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 08/10/2016	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS