Form 10-Q
period 2016-09-30
Jacksonville Bancorp, Inc.
filed 2016-11-10
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

☐ Yes             ☒ No

As of November 1, 2016, there were 1,798,544 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

September 30, 2016
TABLE OF CONTENTS

EXHIBITS

Section 302 Certifications
Section 906 Certification
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Label Linkbase Document
XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$28,849,085	$4,103,432
Interest-earning time deposits in banks	2,486,000	2,724,000
Investment securities - available for sale	61,471,278	64,294,937
Mortgage-backed securities - available for sale	31,729,892	23,178,395
Federal Home Loan Bank stock	363,800	1,113,800
Other investment securities	56,226	62,223
Loans held for sale - net	319,153	539,000
Loans receivable - net of allowance for loan losses of $2,984,597 and $2,919,594 as of September 30, 2016 and December 31, 2015	185,356,346	193,039,879
Premises and equipment - net	4,539,245	4,728,157
Cash surrender value of life insurance	7,229,906	7,093,640
Accrued interest receivable	2,604,351	1,715,676
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights, net of valuation allowance of $37,289 and $47,354 as of September 30, 2016 and December 31, 2015	585,064	597,713
Real estate owned	220,000	330,981
Deferred income taxes	1,369,225	1,583,067
Other assets	815,530	811,007

Total Assets	$330,721,668	$308,642,474

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$268,722,251	$239,281,930
Other borrowings	6,759,698	15,131,710
Advance payments by borrowers for taxes and insurance	627,239	990,917
Accrued interest payable	104,782	118,335
Deferred compensation payable	4,635,296	4,492,594
Income taxes payable	17,588	49,291
Dividends payable	179,854	1,934,834
Other liabilities	1,397,199	1,076,363
Total liabilities	282,443,907	263,075,974

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,798,544 shares as of September 30, 2016 and 1,791,513 shares as of December 31, 2015	17,985	17,915
Additional paid-in-capital	13,820,783	13,664,914
Retained earnings	33,148,028	31,305,040
Less: Unallocated ESOP shares	(193,850)	(211,710)
Accumulated other comprehensive income	1,484,815	790,341
Total stockholders' equity	48,277,761	45,566,500

Total Liabilities and Stockholders' Equity	$330,721,668	$308,642,474

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,294,733	$2,274,184	$6,925,693	$6,962,546
Investment securities	432,341	426,780	1,305,746	1,201,216
Mortgage-backed securities	112,277	118,735	339,461	405,107
Other	19,200	10,413	46,570	22,313
Total interest income	2,858,551	2,830,112	8,617,470	8,591,182

INTEREST EXPENSE:
Deposits	272,277	259,514	758,309	856,589
Other borrowings	5,326	7,919	15,388	18,036
Total interest expense	277,603	267,433	773,697	874,625

NET INTEREST INCOME	2,580,948	2,562,679	7,843,773	7,716,557

PROVISION FOR LOAN LOSSES	30,000	45,000	90,000	110,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,550,948	2,517,679	7,753,773	7,606,557

NON-INTEREST INCOME:
Fiduciary activities	72,091	64,637	234,765	212,075
Commission income	326,031	356,520	960,836	1,065,309
Service charges on deposit accounts	198,269	181,751	538,668	507,481
Mortgage banking operations, net	89,248	38,066	172,521	133,594
Net realized gains on sales of available-for-sale securities	83,712	55,125	291,810	267,201
Loan servicing fees	81,418	85,936	249,533	258,897
ATM and bank card interchange income	171,592	157,823	506,996	473,452
Other	65,697	81,275	206,675	259,590
Total non-interest income	1,088,058	1,021,133	3,161,804	3,177,599

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,692,942	1,653,826	5,075,624	4,915,666
Occupancy and equipment	268,360	251,957	775,342	751,271
Data processing and telecommunications	150,500	145,438	433,860	434,803
Professional	42,979	45,296	149,584	141,906
Postage and office supplies	53,602	61,134	176,928	175,577
ATM and bank card expense	96,774	126,437	286,669	301,055
Other	308,797	325,079	812,540	893,580
Total non-interest expense	2,613,954	2,609,167	7,710,547	7,613,858

INCOME BEFORE INCOME TAXES	1,025,052	929,645	3,205,030	3,170,298
INCOME TAXES	267,287	230,247	854,380	848,240

NET INCOME	$757,765	$699,398	$2,350,650	$2,322,058

NET INCOME PER COMMON SHARE - BASIC	$0.43	$0.40	$1.32	$1.31
NET INCOME PER COMMON SHARE - DILUTED	$0.42	$0.39	$1.31	$1.30
DIVIDENDS DECLARED PER SHARE	$0.10	$0.08	$0.30	$0.24

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net Income	$757,765	$699,398	$2,350,650	$2,322,058

Other Comprehensive Income (Loss)
Unrealized appreciation on available- for-sale securities, net of taxes of $(66,426) and $283,814 for the three months ended September 30, 2016 and 2015, respectively, and $456,975 and $115,634 for the nine months ended September 30, 2016 and 2015, respectively.	(128,947)	550,934	887,069	224,466
Less: reclassification adjustment for realized gains included in net income, net of taxes of $28,462 and $18,742, for the three months ended September 30, 2016 and 2015, respectively, and $99,215 and $90,848 for the nine months ended September 30, 2016 and 2015, respectively.	55,250	36,383	192,595	176,353
	(184,197)	514,551	694,474	48,113

Comprehensive Income	$573,568	$1,213,949	$3,045,124	$2,370,171

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders'
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income	Equity

BALANCE, DECEMBER 31, 2015	$17,915	$13,664,914	$31,305,040	$(211,710)	$790,341	$45,566,500

Net Income	-	-	2,350,650	-	-	2,350,650

Other comprehensive income	-	-	-	-	694,474	694,474

Stock repurchases	(48)	(127,070)	-	-	-	(127,118)

Exercise of stock options	118	181,356	-	-	-	181,474
Tax benefit of non-qualified options	-	3,696	-	-	-	3,696
Vesting options expense	-	67,436	-	-	-	67,436

Shares held by ESOP, committed to be released	-	30,451	-	17,860	-	48,311

Dividends ($0.30 per share)	-	-	(507,662)	-	-	(507,662)

BALANCE, SEPTEMBER 30, 2016	$17,985	$13,820,783	$33,148,028	$(193,850)	$1,484,815	$48,277,761

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,350,650	$2,322,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	289,799	289,342
Amortization of investment premiums and discounts, net	459,436	536,566
Accretion of loan discounts	(388)	(388)
Net realized gains on sales of available-for-sale securities	(291,810)	(267,201)
Provision for loan losses	90,000	110,000
Mortgage banking operations, net	(172,521)	(133,594)
Gain on sale of real estate owned	(59,609)	(37,389)
Shares held by ESOP commited to be released	48,311	40,121
Tax benefit related to stock options exercised	3,696	4,138
Stock option compensation expense	67,436	67,437
Changes in income taxes payable	(31,703)	(283,022)
Changes in assets and liabilities	(2,470,488)	(1,075,343)
Net cash provided by operations before loan sales	282,809	1,572,725
Origination of loans for sale to secondary market	(13,813,453)	(13,216,125)
Proceeds from sales of loans to secondary market	14,217,170	12,789,270
Net cash provided by operating activities	686,526	1,145,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(45,971,968)	(24,167,069)
Net change in interest-earning time deposits	238,000	(2,474,000)
Maturity or call of investment securities available-for-sale	5,405,000	1,500,000
Sale of investment securities available-for-sale	31,634,357	26,502,890
Sale of Federal Home Loan Bank stock	750,000	-
Principal payments on mortgage-backed and investment securities	4,095,378	4,705,159
Proceeds from sale of real estate owned	149,202	191,992
Net change in loans receivable	7,608,721	(5,236,894)
Additions to premises and equipment	(100,887)	(129,805)

Net cash provided by investing activities	3,807,803	892,273

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits	$29,440,321	$(12,598,274)
Increase (decrease) in other borrowings	(8,372,013)	5,835,199
Increase in advance payments by borrowers for taxes and insurance	(363,678)	(453,034)
Exercise of stock options	181,474	261,364
Stock repurchases	(127,118)	(624,038)
Dividends paid - common stock	(507,662)	(424,034)

Net cash provided by (used in) financing activities	20,251,324	(8,002,817)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,745,653	(5,964,674)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,103,432	9,611,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,849,085	$3,646,964

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$770,337	$895,278
Interest on other borrowings	16,913	17,499
Income taxes paid	1,030,000	1,131,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$114,400	$340,325
Loans to facilitate sales of real estate owned	127,900	-

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2016 and the results of its operations for the three and nine month periods ended September 30, 2016 and 2015. The results of operations for the three and nine month periods are not necessarily indicative of the results which may be expected for the entire year, or any other interim period. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 filed as an exhibit to the Company’s Form 10-K filed in March 2016. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The new guidance will be effective for public companies for reporting periods beginning after December 15, 2016, and is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans. Average shares outstanding exclude unallocated employee stock ownership (ESOP) shares.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income available to common shareholders	$757,765	$699,398	$2,350,650	$2,322,058

Basic average shares outstanding	1,778,742	1,765,873	1,775,142	1,771,810

Diluted potential common shares:
Stock option equivalents	19,741	16,960	17,103	14,760
Diluted average shares outstanding	1,798,483	1,782,833	1,792,245	1,786,570

Basic earnings per share	$0.43	$0.40	$1.32	$1.31

Diluted earnings per share	$0.42	$0.39	$1.31	$1.30

4.	STOCK–BASED COMPENSATION

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

A summary of ESOP shares at September 30, 2016 and 2015 is shown below.

	September 30, 2016	September 30, 2015
Unearned shares	17,599	21,553
Shares committed for release	1,786	1,719
Allocated shares	61,624	57,535
Total ESOP shares	81,009	80,807

Fair value of unearned shares	$568,368	$562,252

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

The following table summarizes stock option activity for the nine months ended September 30, 2016.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2015	61,120	$15.65
Granted	-	-
Exercised	(11,832)	15.65
Forfeited	-	-

Outstanding, September 30, 2016	49,288	$15.65	5.50	$673,767

Exercisable, September 30, 2016	27,353	$15.65	5.50	$373,916

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $29.32 per share on September 30, 2016.

5.	LOAN PORTFOLIO COMPOSITION

At September 30, 2016 and December 31, 2015, the composition of the Company’s loan portfolio is shown below.

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$46,125,444	24.9%	$47,395,344	24.6%
Commercial	41,504,664	22.4	40,381,680	20.9
Agricultural	37,674,941	20.3	41,223,190	21.3
Home equity	11,427,197	6.2	11,691,545	6.1
Total real estate loans	136,732,246	73.8	140,691,759	72.9

Commercial loans	23,256,734	12.5	25,453,058	13.2
Agricultural loans	13,833,991	7.5	16,102,856	8.3
Consumer loans	14,540,615	7.8	13,741,093	7.1
Total loans receivable	188,363,586	101.6	195,988,766	101.5

Less:
Net deferred loan fees	22,643	0.0	29,293	0.0
Allowance for loan losses	2,984,597	1.6	2,919,594	1.5
Total loans receivable, net	$185,356,346	100.0%	$193,039,879	100.0%

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended September 30, 2016, September 30, 2015, and December 31, 2015.

	September 30, 2016
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2016	$836,512	$913,730	$205,633	$197,901	$372,287	$162,663	$172,430	$97,409	$2,958,565
Provision charged to expense	20,848	(25,754)	(17,258)	2,785	(1,514)	33,389	14,870	2,634	30,000
Losses charged off	(7,803)	-	-	-	-	-	(8,602)	-	(16,405)
Recoveries	5,340	5,808	-	525	-	-	764	-	12,437
Ending balance,September 30, 2016	$854,897	$893,784	$188,375	$201,211	$370,773	$196,052	$179,462	$100,043	$2,984,597

Beginning Balance, January 1, 2016	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594
Provision charged to expense	45,349	(32,550)	(13,543)	50,383	(15,963)	32,706	25,521	(1,903)	90,000
Losses charged off	(34,682)	-	-	-	-	-	(20,501)	-	(55,183)
Recoveries	14,626	8,808	-	1,575	116	-	5,061	-	30,186
Ending balance, September 30, 2016	$854,897	$893,784	$188,375	$201,211	$370,773	$196,052	$179,462	$100,043	$2,984,597

Ending balance:
individually evaluated for impairment	$257,165	$503,492	$-	$-	$108,485	$-	$-	$-	$869,142
Ending balance:
collectively evaluated for impairment	$597,732	$390,292	$188,375	$201,211	$262,288	$196,052	$179,462	$100,043	$2,115,455

Loans:
Ending balance	$46,125,444	$41,504,664	$37,674,941	$11,427,197	$23,256,734	$13,833,991	$14,540,615	$-	$188,363,586
Ending balance:
individually evaluated for impairment	$626,578	$1,177,278	$-	$56,409	$248,735	$-	$-	$-	$2,109,000
Ending balance:
collectively evaluated for impairment	$45,498,866	$40,327,386	$37,674,941	$11,370,788	$23,007,999	$13,833,991	$14,540,615	$-	$186,254,586

	September 30, 2015
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2015	$930,733	$847,424	$213,810	$158,101	$391,994	$125,062	$175,105	$80,817	$2,923,046
Provision charged to expense	(22,183)	84,756	(4,601)	925	(22,387)	5,474	12,641	(9,625)	45,000
Losses charged off	(56,149)	-	-	(5,707)	-	-	(12,881)	-	(74,737)
Recoveries	20,075	1,441	-	525	-	-	2,238	-	24,279
Ending balance, September 30, 2015	$872,476	$933,621	$209,209	$153,844	$369,607	$130,536	$177,103	$71,192	$2,917,588

Beginning Balance, January 1, 2015	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264
Provision charged to expense	(5,339)	89,090	13,663	(56,089)	(52,313)	72,602	30,550	17,836	110,000
Losses charged off	(161,267)	(27,464)	-	(5,707)	-	-	(26,133)	-	(220,571)
Recoveries	39,822	16,532	-	10,063	111	-	5,367	-	71,895
Ending balance, September 30, 2015	$872,476	$933,621	$209,209	$153,844	$369,607	$130,536	$177,103	$71,192	$2,917,588
Ending balance:
individually evaluated for impairment	$179,667	$415,306	$-	$9,982	$138,606	$-	$-	$-	$743,561
Ending balance:
collectively evaluated for impairment	$692,809	$518,315	$209,209	$143,862	$231,001	$130,536	$177,103	$71,192	$2,174,027

Loans:
Ending balance	$46,136,293	$42,832,513	$42,704,641	$11,580,161	$22,496,792	$13,322,205	$13,379,117	$-	$192,451,722
Ending balance:
individually evaluated for impairment	$664,602	$1,606,230	$862,765	$56,589	$211,169	$411,979	$791	$-	$3,814,125
Ending balance:
collectively evaluated for impairment	$45,471,691	$41,226,283	$41,841,876	$11,523,572	$22,285,623	$12,910,226	$13,378,326	$-	$188,637,597

	December 31, 2015
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2014	$999,260	$855,463	$195,546	$205,577	$421,809	$57,934	$167,319	$53,356	$2,956,264
Provision charged to expense	(10,386)	29,238	6,372	(53,188)	(35,327)	105,412	49,289	48,590	140,000
Losses charged off	(199,392)	(27,464)	-	(13,724)	-	-	(53,249)	-	(293,829)
Recoveries	40,122	60,289	-	10,588	138	-	6,022	-	117,159
Ending balance, December 31, 2015	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594

Ending balance:
individually evaluated for impairment	$176,079	$487,205	$-	$9,922	$127,458	$-	$-	$-	$800,664
Ending balance:
collectively evaluated for impairment	$653,525	$430,321	$201,918	$139,331	$259,162	$163,346	$169,381	$101,946	$2,118,930

Loans:
Ending balance	$47,395,344	$40,381,680	$41,223,190	$11,691,545	$25,453,058	$16,102,856	$13,741,093	$-	$195,988,766
Ending balance:
individually evaluated for impairment	$658,734	$1,598,530	$839,546	$58,340	$277,628	$406,950	$428	$-	$3,840,156
Ending balance:
collectively evaluated for impairment	$46,736,610	$38,783,150	$40,383,644	$11,633,205	$25,175,430	$15,695,906	$13,740,665	$-	$192,148,610

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the size amd composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2016 and December 31, 2015. There were no loans classified as Doubtful on these dates.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Rating:
Pass	$43,187,304	$44,120,334	$39,207,423	$37,628,385	$37,674,941	$40,383,644	$10,526,785	$11,324,889
Special Mention	1,175,925	1,323,266	445,712	454,194	-	839,546	634,984	68,044
Substandard	1,762,215	1,951,744	1,851,529	2,299,101	-	-	265,428	298,612
Total	$46,125,444	$47,395,344	$41,504,664	$40,381,680	$37,674,941	$41,223,190	$11,427,197	$11,691,545

	Commercial		Agricultural		Consumer		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Rating:
Pass	$22,738,951	$25,117,982	$12,922,314	$15,110,606	$14,340,174	$13,501,477	$180,597,892	$187,187,317
Special Mention	46,715	51,196	911,677	992,250	15,375	52,656	3,230,388	3,781,152
Substandard	471,068	283,880	-	-	185,066	186,960	4,535,306	5,020,297
Total	$23,256,734	$25,453,058	$13,833,991	$16,102,856	$14,540,615	$13,741,093	$188,363,586	$195,988,766

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$229,924	$43,256	$483,411	$756,591	$45,368,853	$46,125,444	$-
Commercial real estate	-	-	-	-	41,504,664	41,504,664	-
Agricultural real estate	-	-	-	-	37,674,941	37,674,941	-
Home equity	73,136	-	56,903	130,039	11,297,158	11,427,197	-
Commercial	34,039	-	13,628	47,667	23,209,067	23,256,734	-
Agricultural	24,693	-	-	24,693	13,809,298	13,833,991	-
Consumer	111,014	119,359	53,043	283,416	14,257,199	14,540,615	-
Total	$472,806	$162,615	$606,985	$1,242,406	$187,121,180	$188,363,586	$-

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$345,169	$77,588	$623,055	$1,045,812	$46,349,532	$47,395,344	$-
Commercial real estate	-	-	766,840	766,840	39,614,840	40,381,680	-
Agricultural real estate	-	-	-	-	41,223,190	41,223,190	-
Home equity	22,122	66,305	69,515	157,942	11,533,603	11,691,545	-
Commercial	-	-	-	-	25,453,058	25,453,058	-
Agricultural	-	-	-	-	16,102,856	16,102,856	-
Consumer	183,526	5,972	6,031	195,529	13,545,564	13,741,093	-
Total	$550,817	$149,865	$1,465,441	$2,166,123	$193,822,643	$195,988,766	$-

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

The following tables present impaired loans at or for the three and nine months ended September 30, 2016 and for the year ended December 31, 2015.

	Three Months Ended September 30, 2016
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$96,200	$96,200	$-	$200,719	$2,704	$3,244
Commercial real estate	156,431	156,431	-	287,616	3,727	10,365
Home equity	56,409	56,409	-	80,172	934	1,164
Commercial	80,172	80,172	-	55,891	1,010	-
Loans with a specific allowance:
One-to-four family residential	530,378	530,378	257,165	554,528	8,687	7,343
Commercial real estate	1,020,847	1,020,847	503,492	1,034,350	-	-
Commercial	168,563	168,563	108,485	172,279	2,037	2,761
Total:
One-to-four family residential	626,578	626,578	257,165	755,247	11,391	10,587
Commercial real estate	1,177,278	1,177,278	503,492	1,321,966	3,727	10,365
Home equity	56,409	56,409	-	80,172	934	1,164
Commercial	248,735	248,735	108,485	228,170	3,047	2,761
Total	$2,109,000	$2,109,000	$869,142	$2,385,555	$19,099	$24,877

	Nine Months Ended September 30, 2016
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$96,200	$96,200	$-	$203,074	$8,519	$9,312
Commercial real estate	156,431	156,431	-	396,722	14,855	15,765
Home equity	56,409	56,409	-	53,638	2,744	2,986
Commercial	80,172	80,172	-	92,966	3,441	432
Loans with a specific allowance:
One-to-four family residential	530,378	530,378	257,165	566,058	24,831	19,317
Commercial real estate	1,020,847	1,020,847	503,492	1,039,142	23,490	22,304
Commercial	168,563	168,563	108,485	180,491	6,181	6,295
Total:
One-to-four family residential	626,578	626,578	257,165	769,132	33,350	28,629
Commercial real estate	1,177,278	1,177,278	503,492	1,435,864	38,345	38,069
Home equity	56,409	56,409	-	53,638	2,744	2,986
Commercial	248,735	248,735	108,485	273,457	9,622	6,727
Total	$2,109,000	$2,109,000	$869,142	$2,532,091	$84,061	$76,411

	Year Ended December 31, 2015
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$111,166	$111,166	$-	$211,346	$12,248	$12,042
Commercial real estate	516,560	516,560	-	663,640	34,155	34,586
Agricultural real estate	839,546	839,546	-	864,705	43,335	44,885
Commercial	80,172	80,172	-	83,509	634	150
Agricultural business	406,950	406,950	-	307,729	11,403	808
Home equity	48,418	48,418	-	43,342	3,333	3,331
Consumer	428	428	-	1,160	78	82
Loans with a specific allowance:
One-to-four family residential	547,568	547,568	176,079	568,790	32,908	25,352
Commercial real estate	1,081,970	1,081,970	487,205	1,118,044	67,505	47,864
Commercial	197,456	197,456	127,458	269,496	11,517	11,139
Home equity	9,922	9,922	9,922	9,982	810	722
Total:
One-to-four family residential	658,734	658,734	176,079	780,136	45,156	37,394
Commercial real estate	1,598,530	1,598,530	487,205	1,781,684	101,660	82,450
Agricultural real estate	839,546	839,546	-	864,705	43,335	44,885
Commercial	277,628	277,628	127,458	353,005	12,151	11,289
Agricultural business	406,950	406,950	-	307,729	11,403	808
Home equity	58,340	58,340	9,922	53,324	4,143	4,053
Consumer	428	428	-	1,160	78	82
Total	$3,840,156	$3,840,156	$800,664	$4,141,743	$217,926	$180,961

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

The following table presents the recorded balance, at original cost, of TDRs, as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015

One-to-four family residential	$745,953	$723,421
Commercial real estate	1,618,040	1,708,013
Agricultural real estate	-	-
Home equity	7,174	10,897
Commercial loans	252,228	57,783
Agricultural loans	-	-
Consumer loans	85,207	109,340

Total	$2,708,602	$2,609,454

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015

One-to-four family residential	$569,470	$526,004
Commercial real estate	1,618,040	941,173
Agricultural real estate	-	-
Home equity	7,174	10,897
Commercial loans	252,228	57,783
Agricultural loans	-	-
Consumer loans	58,976	86,255

Total	$2,505,888	$1,622,112

The following tables present loans modified as TDRs during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$40,626
Commercial real estate	1	719,022	1	719,022
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	1	218,331	1	218,331
Agricultural loans	-	-	-	-
Consumer loans	-	-	-	-

Total	2	$937,353	3	$977,979

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$100,492
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	1	1,996
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	2	65,978

Total	-	$-	4	$168,466

2016 Modifications

The Company modified one residential real estate loan with a recorded investment of $40,626. The modification was made to restructure the loan and capitalize delinquent real estate taxes. The modification did not result in a write-off of the principal balance.

The Company modified one commercial real estate loan with a recorded investment of $719,022. The modification was made to lower the rate, extend the amortization, and capitalize interest and escrow funds as part of a bankruptcy restructuring. The modification did not result in a write-off of the principal balance, but we do have $403,513 allocated to this loan in the allowance for loan losses.

The Company modified one commercial loan with a recorded investment of $218,331. The modification was made to require interest only payments for four months. The modifications did not result in a write-off of the principal balance.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the nine month period ended September 30, 2016, three residential real estate loans of $176,483 were considered defaulted TDRs as they were more than 90 days past due at September 30, 2016. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

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

The following table presents the Company’s nonaccrual loans at September 30, 2016 and December 31, 2015. This table excludes performing troubled debt restructurings.

	September 30, 2016	December 31, 2015

One-to-four family residential	$603,214	$911,283
Commercial real estate	772,438	840,449
Agricultural real estate	-	-
Home equity	110,827	118,502
Commercial loans	17,631	9,314
Agricultural loans	-	-
Consumer loans	173,689	141,605

Total	$1,677,799	$2,021,153

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2016:
U.S. government and agencies	$18,660,712	$324,562	$(23,217)	$18,962,057
Mortgage-backed securities (government-sponsored enterprises - residential)	31,255,205	483,154	(8,467)	31,729,892
Municipal bonds	41,035,533	1,500,932	(27,244)	42,509,221
	$90,951,450	$2,308,648	$(58,928)	$93,201,170

December 31, 2015:
U.S. government and agencies	$15,979,475	$44,972	$(85,750)	$15,938,697
Mortgage-backed securities (government-sponsored enterprises - residential)	23,067,200	211,987	(100,792)	23,178,395
Municipal bonds	47,229,171	1,306,328	(179,259)	48,356,240
	$86,275,846	$1,563,287	$(365,801)	$87,473,332

The amortized cost and fair value of available-for-sale securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$200,816	$200,860
More than one year to five years	8,314,459	8,584,364
More than five years to ten years	30,092,455	31,036,499
After ten years	21,088,515	21,649,555
	59,696,245	61,471,278
Mortgage-backed securities (government-sponsored enterprises - residential)	31,255,205	31,729,892
	$90,951,450	$93,201,170

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $55,492,000 at September 30, 2016 and $25,681,000 at December 31, 2015.

The carrying value of securities sold under agreement to repurchase amounted to $6,760,000 at September 30, 2016 and $7,591,000 at December 31, 2015. At September 30, 2016, we had repurchase agreements secured by mortgage backed securities of $6,588,000, repurchase agreements secured by U.S. government agency bonds of $1,054,000, and repurchase agreements secured by time deposits in other banks of $741,000. All of our repurchase agreements mature overnight. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $84,000 and $55,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended September 30, 2016 and 2015, respectively. Gross gains of $295,000 and $299,000 and gross losses of $3,000 and $32,000 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2016 and 2015, respectively. Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2016 and December 31, 2015 were $13,912,000, and $30,677,000, respectively, which were approximately 15% and 35% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2016 and December 31, 2015.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
September 30, 2016:
U.S. government agencies	$(23,217)	$3,003,360	$-	$-	$(23,217)	$3,003,360
Mortgage-backed securities (government sponsored enterprises - residential)	(27,244)	2,764,369	-	-	(27,244)	2,764,369
Municipal bonds	(8,467)	8,144,524	-	-	$(8,467)	$8,144,524
Total	$(58,928)	$13,912,253	$-	$-	$(58,928)	$13,912,253

December 31, 2015:
U.S. government agencies	$(49,205)	$8,591,014	$(36,545)	$1,809,745	$(85,750)	$10,400,759
Mortgage-backed securities (government sponsored enterprises - residential)	(45,886)	5,843,754	(54,906)	2,257,674	(100,792)	8,101,428
Municipal bonds	(48,383)	5,440,291	(130,876)	6,734,290	(179,259)	12,174,581
Total	$(143,474)	$19,875,059	$(222,327)	$10,801,709	$(365,801)	$30,676,768

The unrealized losses on the Company’s investments in municipal bonds, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016 and December 31, 2015.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2016	December 31, 2015
Net unrealized gains on securities available-for-sale	$2,249,720	$1,197,486
Tax effect	(764,905)	(407,145)
Net-of-tax amount	$1,484,815	$790,341

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine months ended September 30, 2016 and 2015, were as follows:

	Amounts Reclassified
	from AOCI
	Three Months Ended		Affected Line Item in the
	September 30, 2016	September 30, 2015	Statements of Income
Unrealized gains on securities available-for-sale securities	$83,712	$55,125	Net realized gains on sales of available-for-sale securities
	83,712	55,125
Tax effect	(28,462)	(18,742)	Income taxes
Total reclassification out of AOCI	$55,250	$36,383	Net reclassified amount

	Amounts Reclassified
	from AOCI
	Nine months ended		Affected Line Item in the
	September 30, 2016	September 30, 2015	Statements of Income
Unrealized gains on securities available-for-sale securities	$291,810	$267,201	Net realized gains on sales of available-for-sale securities
	291,810	267,201
Tax effect	(99,215)	(90,848)	Income taxes
Total reclassification out of AOCI	$192,595	$176,353	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015:

		September 30, 2016
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$18,962,057	$-	$18,962,057	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	31,729,892	-	31,729,892	-
Municipal bonds	42,509,221	-	42,509,221	-

		December 31, 2015
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$15,938,697	$-	$15,938,697	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	23,178,395	-	23,178,395	-
Municipal bonds	48,356,240	-	48,356,240	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine month period ended September 30, 2016.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015:

September 30, 2016
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$599,059	$-	$-	$599,059
Real estate owned	220,000	-	-	220,000

December 31, 2015
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$899,981	$-	$-	$899,981

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

	Fair Value at 9/30/16	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real estate owned	$220,000	Market comparable properties	Comparability adjustments (%)	30%
Collateral-dependent impaired loans	599,059	Market comparable properties	Marketability discount	25% – 50% (40%)

	Fair Value at 12/31/15	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	899,981	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015:

	September 30, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$28,849,085	$28,849,085	$-	$-
Interest-earning time deposits	2,486,000	2,486,000	-	-
Other investments	56,226	-	56,226	-
Loans held for sale	319,153	-	319,153	-
Loans, net of allowance for loan losses	185,356,346	-	-	185,120,038
Federal Home Loan Bank stock	363,800	-	363,800	-
Interest receivable	2,604,351	-	2,604,351	-
Financial Liabilities
Deposits	268,722,251	-	188,150,299	81,646,947
Short-term borrowings	6,759,698	-	6,759,698	-
Advances from borrowers for taxes and insurance	627,239	-	627,239	-
Interest payable	104,782	-	104,782	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2015
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$4,103,432	$4,103,432	$-	$-
Interest-earning time deposits	2,724,000	2,724,000	-	-
Other investments	62,223	-	62,223	-
Loans held for sale	539,000	-	539,000	-
Loans, net of allowance for loan losses	193,039,879	-	-	193,006,301
Federal Home Loan Bank stock	1,113,800	-	1,113,800	-
Interest receivable	1,715,676	-	1,715,676	-
Financial Liabilities
Deposits	239,281,930	-	160,227,406	80,300,060
Short-term borrowings	15,131,710	-	6,631,710	8,500,000
Advances from borrowers for taxes and insurance	990,917	-	990,917	-
Interest payable	118,335	-	118,335	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the nine month period ended September 30, 2016 and the year ended December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Balance, beginning of period	$645,067	$689,603
Servicing rights capitalized	59,350	73,650
Amortization of servicing rights	(82,064)	(118,186)
Change in valuation allowance	-	-
Balance, end of period	$622,353	$645,067

Activity in the valuation allowance for mortgage servicing rights for the nine month period ended September 30, 2016 and the year ended December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Balance, beginning of period	$47,354	$56,969
Additions	-	-
Reductions	(10,065)	(9,615)
Balance, end of period	$37,289	$47,354

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2016 and 2015 is shown below.

	September 30, 2016	September 30, 2015
Computed at the statutory rate (34%)	$1,089,710	$1,077,901
Increase (decrease) resulting from
Tax exempt interest	(333,465)	(332,888)
State income taxes, net	142,722	147,443
Increase in cash surrender value	(44,530)	(45,055)
Other, net	(57)	839

Actual tax expense	$854,380	$848,240

12.	COMMITMENTS AND CONTINGENCIES

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

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Federal Deposit Insurance Corporation adopted the new rule on July 9, 2013. The new rule became applicable to Jacksonville Savings Bank beginning in January 2015. The new rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. The capital conservation buffer was phased in beginning in the first quarter of 2016 at 0.625% and will be fully phased in beginning in the first quarter of 2019.

Financial Condition

September 30, 2016 Compared to December 31, 2015

Total assets at September 30, 2016 were $330.7 million, an increase of $22.1 million, or 7.2%, from $308.6 million at December 31, 2015. The increase in total assets was primarily due to a $24.7 million increase in cash and cash equivalents and a $5.7 million increase in investment and mortgage-backed securities. The increase was partially offset by a decrease of $7.6 million in loans receivable.

Cash and cash equivalents increased $24.7 million to $28.8 million at September 30, 2016, from $4.1 million at December 31, 2015. Investment and mortgage-backed securities were $93.2 million at September 30, 2016, an increase of $5.7 million, or 6.5%, from $87.5 million at December 31, 2015. The increase was due to an increase of $8.5 million in mortgage backed securities, partially offset by a decrease of $2.8 million in investment securities. The decline in investment securities consisted of a $5.8 million decrease in municipal bonds offset by a $3.0 million increase in U.S. government and agency securities. The growth in cash and cash equivalents and mortgage-backed securities resulted from the investment of cash derived from deposit growth.

Net loans receivable (excluding loans held for sale) decreased $7.6 million, or 4.0%, to $185.4 million at September 30, 2016 from $193.0 million at December 31, 2015. The decrease in loans was primarily due to decreases of $3.5 million in agricultural real estate loans, $2.3 million in agricultural business loans, and $2.2 million in commercial business loans. The decrease in agricultural real estate reflected payoffs, while the decreases in agricultural business and commercial business loans reflected paydowns on lines of credit.

At September 30, 2016 and December 31, 2015, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits increased $29.4 million, or 12.3%, to $268.7 million at September 30, 2016 from $239.3 million at December 31, 2015. The increase was primarily due to a $27.9 million increase in transaction accounts, reflecting an increase of $24.0 million in short-term, seasonal public funds. Other borrowings, which consisted of $6.8 million in overnight repurchase agreements at September 30, 2016, decreased $8.4 million, or 55.3%, from December 31, 2015. The repurchase agreements are a cash management service provided to our commercial deposit customers. FHLB advances totaling $8.5 million were paid off during the first quarter of 2016, such that none remained outstanding at September 30, 2016.

Total stockholders’ equity increased $2.7 million, or 6.0%, to $48.3 million at September 30, 2016, compared to $45.6 million at December 31, 2015. The increase in stockholders’ equity was primarily the result of $2.4 million in net income and a $694,000 increase in accumulated other comprehensive income, partially offset by the payment of $508,000 in cash dividends. Accumulated other comprehensive income increased primarily due to an increase in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio due to a decrease in market interest rates. Accumulated other comprehensive income does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General: Net income for the three months ended September 30, 2016 was $758,000, or $0.43 per common share, basic, and $0.42 per common share, diluted, compared to net income of $699,000, or $0.40 per common share, basic and $0.39 per common share, diluted, for the three months ended September 30, 2015. The $58,000 increase in net income during the third quarter of 2016, as compared to the third quarter of 2015, reflected increases of $18,000 in net interest income and $67,000 in noninterest income and a decrease of $15,000 in provision for loan losses, partially offset by an increase of $5,000 in noninterest expense and an increase of $37,000 in income taxes.

Interest Income: Total interest income for the three months ended September 30, 2016 increased $28,000, or 1.0%, to $2.9 million, as compared to the same period of 2015. The increase in interest income reflected increases of $20,000 in interest income on loans, $5,000 in interest income on investment securities, and $9,000 in interest income on other interest-earning assets, partially offset by a decrease of $6,000 in interest income on mortgage backed securities.

Interest income on loans increased $20,000 to $2.3 million during the third quarter of 2016, as compared to the third quarter of 2015, primarily due to an increase in the average balance of loans. The average balance of the loan portfolio increased $3.1 million to $194.1 million during the third quarter of 2016, as compared to the third quarter of 2015. The increase in the average balance of the loan portfolio reflected increases in the average balance of commercial and agricultural business loans, reflecting higher balances on lines of credit. The average yield decreased to 4.73% during the third quarter of 2016, compared to 4.76% during the third quarter of 2015, due to the continuing low interest rate environment.

Interest income on investment securities increased $5,000 to $432,000 during the third quarter of 2016 compared to the third quarter of 2015. The increase reflected a $2.7 million increase in the average balance of investment securities to $62.2 million during the third quarter of 2016, compared to $59.5 million during the third quarter of 2015 due to increased purchases of U.S. agency bonds to be used for pledging purposes for public funds. The average yield of investment securities decreased 9 basis points to 2.78% during the third quarter of 2016 from 2.87% during the third quarter of 2015, due to the continuing low interest rate environment and the higher average balance of lower-yielding U.S. agency bonds. The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $6,000 to $112,000 during the third quarter of 2016, compared to the third quarter of 2015. The decrease reflected a $1.3 million decrease in the average balance of mortgage-backed securities to $29.0 million during the third quarter of 2016, compared to $30.3 million during the third quarter of 2015. The decrease in the average balance of mortgage-backed securities reflected the use of sales and payment proceeds to fund new loan originations. The average yield of mortgage-backed securities decreased to 1.55% during the third quarter of 2016, compared to 1.57% during the third quarter of 2015.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $9,000 during the third quarter of 2016, compared to the third quarter of 2015. The average balance of these accounts increased $8.1 million to $12.5 million for the three months ended September 30, 2016 compared to $4.4 million for the three months ended September 30, 2015. The average yield on other interest-earning assets decreased 33 basis points to 0.61% during the third quarter of 2016 from 0.94% during the third quarter of 2015. The increase in the average balance and decrease in the average yield reflected an increase in the average balance of lower-yielding federal funds sold during this same time frame.

Interest Expense: Total interest expense increased $10,000, or 3.8%, to $278,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The higher interest expense reflected a $13,000 increase in the cost of deposits, partially offset by a $3,000 decrease in the cost of other borrowings.

Interest expense on deposits increased $13,000 to $273,000 during the third quarter of 2016 compared to $260,000 during the third quarter of 2015. The increase in interest expense on deposits was primarily due to an increase in the average balance of our deposits during the third quarter of 2016. The average balance of deposits increased $22.9 million to $229.3 million during the third quarter of 2016, compared to $206.4 million during the third quarter of 2015. The increase reflected a $28.1 million increase in the average balance of lower cost transaction accounts, partially offset by a $5.2 million decrease in the average balance of time deposit accounts. The increase in the average balance of transaction accounts reflected a short-term, seasonal increase in public funds during the third quarter of 2016. The average rate paid on deposits decreased to 0.47% during the third quarter of 2016 from 0.50% during the third quarter of 2015. The decrease reflected the low rate environment, as well as a change in the composition of our deposits to lower-cost transaction accounts from higher-cost time deposits.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, decreased $3,000 to $5,000 during the third quarter of 2016. The average balance of borrowed funds decreased $11.8 million to $6.4 million during the third quarter of 2016 compared to $18.2 million during the third quarter of 2015, reflecting the use of overnight FHLB advances during 2015. The average rate paid on borrowed funds increased to 0.33% during the third quarter of 2016 compared to 0.17% during the third quarter of 2015.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income increased by $18,000, or 0.7%, to $2.6 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Our net interest margin decreased to 3.47% during the third quarter of 2016 from 3.59% during the third quarter of 2015. Our interest rate spread decreased to 3.37% during the third quarter of 2016 from 3.49% during the third quarter of 2015. Our ratio of interest earning assets to interest bearing liabilities was 1.26x and 1.27x during the three months ended September 30, 2016 and 2015, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses decreased $15,000 to $30,000 during the third quarter of 2016, compared to $45,000 during the third quarter of 2015, reflecting a decrease in net charge-offs and nonperforming loans. The allowance for loan losses increased $65,000 to $3.0 million at September 30, 2016 from $2.9 million at December 31, 2015. Net charge-offs decreased to $4,000 during the third quarter of 2016, compared to $50,000 during the third quarter of 2015. Loans delinquent 30 days or more decreased to $1.2 million, or 0.66% of total loans, as of September 30, 2016, from $2.2 million, or 1.11% of total loans, as of December 31, 2015. Loans delinquent 30 days or more totaled $2.0 million, or 1.02% of total loans at September 30, 2015.

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

	September 30, 2016	December 31, 2015

Non-accruing loans:
One-to-four family residential	$603,214	$911,283
Commercial real estate	772,438	840,449
Home equity	110,827	118,503
Commercial business	17,631	9,314
Consumer	173,689	141,604
Total	$1,677,799	$2,021,153

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	220,000	217,101
Commercial real estate	-	113,880
Total	$220,000	$330,981

Total nonperforming assets	$1,897,799	$2,352,134

Total nonperforming loans as a percentage of total loans	0.89%	1.03%
Total nonperforming assets as a percentage of total assets	0.57%	0.76%

Nonperforming assets decreased $454,000 to $1.9 million, or 0.57% of total assets, as of September 30, 2016, compared to $2.4 million, or 0.76% of total assets, as of December 31, 2015. The decrease in nonperforming assets was due to decreases of $343,000 in nonperforming loans and $111,000 in foreclosed assets.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2016 and December 31, 2015. All nonaccrual loans are automatically placed on the watch list. The $551,000 decrease in Special Mention credits during 2016 reflected the payoff of an agricultural borrower during the second quarter of 2016. The $485,000 decrease in Substandard credits reflected the financial improvement of a commercial borrower who was removed from the watch list during the second quarter of 2016.

	September 30, 2016	December 31, 2015

Special Mention credits	$3,230,388	$3,781,151
Substandard credits	4,535,306	5,020,297
Total watch list credits	$7,765,694	$8,801,448

Non-Interest Income: Non-interest income increased $67,000, or 6.6%, to $1.1 million during the three months ended September 30, 2016 from $1.0 million during the same period in 2015. The increase in non-interest income resulted primarily from increases of $51,000 in net income from mortgage banking operations, $29,000 in gains on the sales of available-for-sale securities and $17,000 in service charges on deposits, partially offset by a decrease of $30,000 in commission income. The increase in net income from mortgage banking operations resulted from a higher volume of loan sales to the secondary market of $7.2 million during the third quarter of 2016, compared to $4.0 million during the third quarter of 2015. The increase in gains on the sales of securities also reflected a higher volume of sales of $10.3 million during the third quarter of 2016 compared to $6.8 million during the same period of 2015. The increase in service charges on deposits reflected an increase in fees related to nonsufficient funds. The decrease in commission income reflected decreased sales income during the third quarter of 2016.

Non-Interest Expense: Total non-interest expense increased $5,000, or 0.2%, to $2.6 million for the three months ended September 30, 2016. The increase was primarily due to an increase of $39,000 in compensation and benefits expense, partially offset by a decrease of $30,000 in ATM and bank card expense. The increase in salaries and benefits expense reflected normal cost increases. The decrease in ATM and bank card expense reflected lower processing fees during the third quarter of 2016 and the extra expenses related to our conversion to chip cards during the third quarter of 2015.

Income Taxes: The provision for income taxes increased $37,000 to $267,000 during the third quarter of 2016 compared to the same period of 2015. The increase in the income tax provision reflected an increase in taxable income. The effective tax rate was 26.1% and 24.8% during the three months ended September 30, 2016 and 2015, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General: Net income during the nine months ended September 30, 2016 was $2,351,000, or $1.32 per common share, basic, and $1.31 per common share, diluted, compared to net income of $2,322,000, or $1.31 per common share, basic, and $1.30 per common share, diluted, during the nine months ended September 30, 2015. The $29,000 increase in net income reflected an increase of $127,000 in net interest income and a decrease of $20,000 in provision for loan losses, partially offset by a decrease of $16,000 in noninterest income and increases of $96,000 in noninterest expense and $6,000 in income taxes.

Interest Income: Total interest income during the nine months ended September 30, 2016 increased $26,000, or 0.3%, to $8.6 million from the same period of 2015. The increase in interest income reflected increases of $105,000 in interest income on investment securities and $24,000 in interest income on other interest earning assets, partially offset by decreases of $37,000 in interest income on loans and $66,000 in interest income on mortgage backed securities.

Interest income on loans decreased $37,000 to $6.9 million during the nine months ended September 30, 2016, compared to the same period of 2015. The decrease in interest income on loans was due to a decrease in the average yield of loans, partially offset by an increase in the average balance of loans. The average yield on loans decreased to 4.78% during the first nine months of 2016 from 4.93% during the first nine months of 2015. The decrease in the average yield on loans reflected lower market rates of interest and the competitive lending environment. The average balance of the loan portfolio increased $5.0 million to $193.3 million during the first nine months of 2016 from $188.3 million during the first nine months of 2015. The increase in the average balance of the loan portfolio reflected increases in the average balance of agricultural business and commercial business loans, reflecting higher balances on lines of credit.

Interest income on investment securities increased $105,000 to $1.3 million during the nine months ended September 30, 2016 from the same period of 2015. The increase in interest income reflected a $6.4 million increase in the average balance of the investment portfolio to $61.6 million during the first nine months of 2016, as compared to the prior year period. The increase in the average balance of investment securities reflected the investment of funds from deposit growth. The average yield of investment securities decreased to 2.83% during the first nine months of 2016 from 2.90% for the first nine months of 2015 due to low market interest rates. The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities decreased $66,000 to $339,000 during the nine months ended September 30, 2016, compared to the same period of 2015. The decrease primarily reflected a decrease in the average balance of mortgage-backed securities. The average balance of mortgage-backed securities decreased $9.7 million to $23.8 million during the first nine months of 2016, reflecting the use of sales and payment proceeds for the origination of new loans. The average yield of mortgage-backed securities increased 29 basis points to 1.90% for the first nine months of 2016, compared to 1.61% for the first nine months of 2015. The average yield of mortgage-backed securities was positively impacted by lower premium amortization resulting from slower national prepayment speeds on mortgage-backed securities.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $24,000 to $46,000 during the first nine months of 2016, compared to the same period of 2015. The average yield on other interest-earning assets increased 32 basis points to 0.74% during the first nine months of 2016 from 0.42% during the first nine months of 2015. The average balance of other interest-earning assets increased $1.3 million to $8.4 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in the average yield and average balance reflected an increase in the average balance of higher-yielding time deposits with other banks during this same time frame.

Interest Expense: Total interest expense decreased $101,000, or 11.5%, to $774,000 during the nine months ended September 30, 2016 compared to $875,000 during the nine months ended September 30, 2015. The lower interest expense primarily reflected a $98,000 decrease in the cost of deposits.

Interest expense on deposits decreased $98,000 to $758,000 for the nine months ended September 30, 2016 compared to $856,000 for the nine months ended September 30, 2015. The decrease in interest expense on deposits was primarily due to a decrease in the average rate paid on deposits. The average rate paid on deposits decreased to 0.46% during the first nine months of 2016 from 0.54% during the first nine months of 2015, as a result of the low interest rate environment. The decrease also reflected a change in the composition of our deposits to lower-cost transaction accounts from higher-cost time deposits. The average balance of deposits increased $7.8 million to $218.2 million for the first nine months of 2016 compared to $210.4 million for the first nine months of 2015. The increase reflected an $18.1 million increase in the average balance of lower cost transaction accounts, partially offset by a decrease of $10.3 million in the average balance of time deposit accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, decreased $3,000 to $15,000 during the first nine months of 2016, compared to the same period of 2015. The average balance of borrowed funds decreased $5.8 million to $6.4 million during the first nine months of 2016 reflecting the use of overnight funds from the FHLB during 2015. The average rate paid on borrowed funds increased to 0.32% during the first nine months of 2016 compared to 0.20% during the first nine months of 2015.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income increased by $127,000, or 1.7%, to $7.8 million for the nine months ended September 30, 2016 from $7.7 million for the nine months ended September 30, 2015. Our net interest margin increased to 3.54% for the first nine months of 2016 from 3.51% for the first nine months of 2015. Our interest rate spread increased to 3.64% during the first nine months of 2016 from 3.62% during the first nine months of 2015.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30, 2016	September 30, 2015

Balance at beginning of period	$2,919,594	$2,956,264
Charge-offs:
One-to-four family residential	34,682	161,267
Commercial real estate	-	27,464
Home equity	-	5,707
Consumer	20,501	26,133
Total	55,183	220,571
Recoveries:
One-to-four family residential	14,626	39,822
Commercial real estate	8,808	16,532
Home equity	1,575	10,063
Commercial business	116	111
Consumer	5,061	5,367
Total	30,186	71,895
Net loan charge-offs	24,997	148,676
Additions charged to operations	90,000	110,000
Balance at end of period	$2,984,597	$2,917,588

The allowance for loan losses increased $67,000 to $3.0 million at September 30, 2016, from $2.9 million at September 30, 2015. The provision decreased $20,000 to $90,000 during the first nine months of 2016, compared to $110,000 during the first nine months of 2015. Net charge-offs equaled $25,000 during the first nine months of 2016, compared to $149,000 during the first nine months of 2015.

Non-Interest Income: Non-interest income decreased $16,000, or 0.5%, to $3.2 million for the nine months ended September 30, 2016. The decrease in non-interest income resulted primarily from a decrease of $104,000 in commission income, partially offset by increases of $39,000 in net income from mortgage banking operations, $34,000 in ATM and debit card interchange income, and $32,000 in service charges on deposits. The decrease in commission income reflected decreased sales income during the first nine months of 2016. Net income from mortgage banking operations increased due to a higher volume of loan sales during 2016, as we sold $14.2 million of one-to-four family residential real estate loans to the secondary market during the first nine months of 2016, compared to $12.8 million during the same period of 2015. The increase in ATM and debit card interchange income reflected a higher volume of transactions. The increase in service charges on deposits reflected an increase in fees related to nonsufficient funds.

Non-Interest Expense: Total non-interest expense increased $97,000, or 1.3%, to $7.7 million for the nine months ended September 30, 2016 compared to the same period of 2015. The increase in non-interest expense consisted primarily of increases of $160,000 in salaries and benefits expense and $24,000 in occupancy expense, partially offset by an $81,000 decrease in other noninterest expense. The increase in salaries and benefits expense reflected normal cost increases. The increase in occupancy expense reflected higher repair and maintenance costs on bank facilities during 2016. The decrease in other noninterest expense was primarily due to a decrease of $49,000 in other real estate expense, which reflected gains on the sale of real estate owned properties during the first nine months of 2016.

Income Taxes: The provision for income taxes increased $6,000 to $854,000 during the first nine months of 2016 compared to the same period of 2015. The increase in the income tax provision reflected a higher level of taxable income. The effective tax rate was 26.7% and 26.8% during the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At September 30, 2016 and December 31, 2015, cash and cash equivalents totaled $28.8 million and $4.1 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the nine months ended September 30, 2016, the most significant sources of funds have been deposit growth, calls and sales of investment securities, and principal repayments on loans and mortgage-backed securities. These funds have been used primarily for purchases of cash and cash equivalents, U.S. agency and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At September 30, 2016, the Company had no outstanding FHLB advances and approximately $71.9 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at September 30, 2016 and December 31, 2015 were 33.9% and 32.0%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015

Commitments to fund loans	$46,007,225	$36,996,683
Standby letters of credit	110,000	110,000

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). In addition, the Bank is subject to the new capital conservation buffer which was phased in beginning in the first quarter of 2016 at 0.625% of risk-weighted assets. The capital conservation buffer will continue to increase 0.625% each year until fully phased in at 2.50% of risk-weighted assets beginning in the first quarter of 2019. Management believes that at September 30, 2016, the Bank met all its capital adequacy requirements and is well capitalized.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At September 30, 2016, the Bank’s core capital ratio was 13.16% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At September 30, 2016, minimum requirements and the Bank's actual ratios were as follows:

	September 30, 2016	Minimum	Minimum Required
	Actual	Required	With Capital Buffer
Tier 1 Capital to Average Assets	13.16%	4.00%	4.000%
Common Equity Tier 1	18.96%	4.50%	5.125%
Tier 1 Capital to Risk-Weighted Assets	18.96%	6.00%	6.625%
Total Capital to Risk-Weighted Assets	20.21%	8.00%	8.625%

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

The following table sets forth the average balances and interest rates (yields/costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$194,060	$2,295	4.73%	$190,912	$2,274	4.76%
Investment securities	62,218	432	2.78%	59,494	427	2.87%
Mortgage-backed securities	29,026	112	1.55%	30,316	119	1.57%
Other	12,527	19	0.61%	4,430	10	0.94%
Total interest-earning assets	297,831	2,858	3.84%	285,152	2,830	3.97%

Non-interest earnings assets	20,310			20,971
Total assets	$318,141			$306,123

Interest-bearing liabilities:
Interest-bearing checking	$64,192	$57	0.35%	$38,153	$13	0.14%
Savings accounts	42,947	21	0.20%	40,021	20	0.20%
Certificates of deposit	79,514	166	0.83%	84,710	198	0.94%
Money market savings	34,429	25	0.29%	34,372	25	0.29%
Money market deposits	8,225	3	0.15%	9,163	3	0.15%
Total interest-bearing deposits	229,307	272	0.47%	206,419	259	0.50%
Federal Home Loan Bank advances	426	-	0.42%	9,687	6	0.24%
Short-term borrowings	6,019	5	0.32%	8,541	2	0.10%
Total borrowings	6,445	5	0.33%	18,228	8	0.17%
Total interest-bearing liabilities	235,752	277	0.47%	224,647	267	0.48%

Non-interest bearing liabilities	34,403			35,403
Stockholders' equity	47,986			46,073

Total liabilities/stockholders' equity	$318,141			$306,123

Net interest income		$2,581			$2,563

Interest rate spread (average yield earned minus average rate paid)			3.37%			3.49%

Net interest margin (net interest income divided by average interest-earning assets)			3.47%			3.59%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2016 Compared to 2015
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(17)	$37	$20
Investment securities	(14)	19	5
Mortgage-backed securities	(1)	(5)	(6)
Other	(5)	14	9
Total net change in income on interest-earning assets	(37)	65	28

Interest-bearing liabilities:
Interest-bearing checking	31	13	44
Savings accounts	-	1	1
Certificates of deposit	(21)	(11)	(32)
Money market savings	-	-	-
Money market deposits	-	-	-
Total interest-bearing deposits	10	3	13
Federal Home Loan Bank advances	3	(8)	(5)
Short-term borrowings	3	(1)	2
Total borrowings	6	(9)	(3)
Total net change in expense on interest-bearing liabilities	16	(6)	10

Net change in net interest income	$(53)	$71	$18

The following table sets forth the average balances and interest rates (yields/costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$193,263	$6,926	4.78%	$188,335	$6,963	4.93%
Investment securities	61,605	1,306	2.83%	55,169	1,201	2.90%
Mortgage-backed securities	23,817	339	1.90%	33,469	405	1.61%
Other	8,388	46	0.74%	7,129	22	0.42%
Total interest-earning assets	287,073	8,617	4.00%	284,102	8,591	4.03%

Non-interest earnings assets	20,176			20,427
Total assets	$307,249			$304,529

Interest-bearing liabilities:
Interest-bearing checking	$54,090	$119	0.29%	$38,740	$38	0.13%
Savings accounts	43,118	63	0.19%	39,829	59	0.20%
Certificates of deposit	78,351	492	0.84%	88,618	675	1.02%
Money market savings	34,960	75	0.29%	34,978	75	0.29%
Money market deposits	7,670	9	0.15%	8,175	9	0.15%
Total interest-bearing deposits	218,189	758	0.46%	210,340	856	0.54%
Federal Home Loan Bank advances	1,798	4	0.30%	6,562	14	0.29%
Short-term borrowings	4,616	11	0.33%	5,656	4	0.09%
Total borrowings	6,414	15	0.32%	12,218	18	0.20%
Total interest-bearing liabilities	224,603	773	0.46%	222,558	874	0.52%

Non-interest bearing liabilities	35,618			36,088
Stockholders' equity	47,028			45,883

Total liabilities/stockholders' equity	$307,249			$304,529

Net interest income		$7,844			$7,717

Interest rate spread (average yield earned minus average rate paid)			3.54%			3.51%

Net interest margin (net interest income divided by average interest-earning assets)			3.64%			3.62%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative nine month periods.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2016 Compared to 2015
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(216)	$180	$(36)
Investment securities	(33)	137	104
Mortgage-backed securities	64	(130)	(66)
Other	19	5	24
Total net change in income on interest-earning assets	(166)	192	26

Interest-bearing liabilities:
Interest-bearing checking	61	20	81
Savings accounts	(1)	5	4
Certificates of deposit	(110)	(73)	(183)
Money market savings	-	-	-
Money market deposits	-	-	-
Total interest-bearing deposits	(50)	(48)	(98)
Federal Home Loan Bank advances	1	(11)	(10)
Short-term borrowings	8	(1)	7
Total borrowings	9	(12)	(3)
Total net change in expense on interest-bearing liabilities	(41)	(60)	(101)

Net change in net interest income	$(125)	$252	$127

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

The following table shows projected results at September 30, 2016 and December 31, 2015 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	(Dollars in thousands)
	September 30, 2016		December 31, 2015		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	115	1.03%	(344)	-3.00%	> (20.00)%
+ 200 basis points	73	0.65%	(242)	-2.10%	> (12.50)%
+ 100 basis points	57	0.52%	(119)	-1.04%	> (12.50)%
- 100 basis points	(224)	-2.01%	(88)	-0.76%	> (20.00)%

The table above indicates that as of September 30, 2016, in the event of a 200 basis points increase in interest rates, we would experience a 0.65% increase in net interest income. In the event of a 100 basis points decrease in interest rates, we would experience a 2.01% decrease in net interest income.

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

At September 30, 2016, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K or quarterly reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan (1)
July 1 – July 31	-	-	-	18,758
August 1 – August 31	-	-	-	18,758
September 1 – September 30	-	-	-	18,758

(1)	On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company can repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the repurchase of 73,260 shares permitted under the program. The program will continue until it is completed or terminated by the Company’s Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 11/10/2016	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Chief Financial Officer

EXHIBITS