Form 10-K
period 2016-12-31
Jacksonville Bancorp, Inc.
filed 2017-03-09
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐         NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016, as reported by the Nasdaq Capital Market, was approximately $49.0 million.

As of March 1, 2017, there were issued and outstanding 1,801,701 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

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

The Company’s only significant asset is its investment in Jacksonville Savings Bank. At December 31, 2016, Jacksonville Bancorp, Inc. had consolidated assets of $319.3 million, total deposits of $258.7 million, and stockholders’ equity of $46.2 million.

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

The economy of our market area consists primarily of agriculture and related businesses, light industry and state and local government. The largest employers in our market area are Reynolds, Passavant Area Hospital, and the State of Illinois. As of December 2016, unemployment rates in our market area were: 5.1% in Morgan County, 5.9% in Cass County, 5.7% in Macoupin County, and 7.3% in Montgomery County. This compared with unemployment rates of 5.6% in Illinois and 4.5% in the United States as a whole.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from commercial banks, other savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Morgan, Macoupin and Montgomery counties, Illinois. As of June 30, 2016, our FDIC-insured deposit market share in the counties we serve was 10.3%, which ranked us as the second largest deposit holder out of 30 bank and thrift institutions with offices in Morgan, Macoupin, or Montgomery Counties, Illinois. Such data does not reflect deposits held by credit unions.

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

Lending Activities

General. Historically, our principal lending activity has been the origination of mortgage loans secured by one- to four-family residential properties in our local market area. Over the past several years, we have increased our emphasis on originating loans secured by commercial and agricultural real estate. We also originate commercial and agricultural business loans secured by collateral other than real estate as well as unsecured commercial and agricultural business loans. We also originate home equity and consumer loans. At December 31, 2016, our loans receivable totaled $187.5 million, of which $45.3 million, or 24.6%, consisted of one- to four-family residential mortgage loans. The remainder of our loans receivable at December 31, 2016 consisted of commercial real estate loans totaling $41.5 million, or 22.5% of net loans, agricultural real estate loans totaling $38.3 million, or 20.7% of net loans, commercial business loans totaling $21.6 million, or 11.7% of net loans, agricultural business loans totaling $14.7 million, or 7.9% of net loans, consumer loans totaling $14.5 million, or 7.9% of net loans, and home equity loans totaling $11.6 million, or 6.3% of net loans.

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

We originate fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years. We sell a significant portion of our one- to four-family fixed-rate residential mortgage loan originations with terms of generally 15 years or greater directly to the secondary market. During the years ended December 31, 2016 and 2015, we sold $20.7 million and $16.8 million of fixed-rate residential mortgage loans, respectively. Loans are generally sold without recourse and with servicing retained.

At December 31, 2016, we were servicing $130.5 million in loans for which we received servicing income of $333,000 for the year ended December 31, 2016. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned as loan servicing fees in noninterest income. The amortization of mortgage servicing rights is netted from the gains on sale of loans, both cash gains as well as the capitalized gains, and is included in mortgage banking operations, net, in noninterest income.

Loan Portfolio Composition. Set forth below are selected data relating to the composition of our loan portfolio, by type of loan as of the dates indicated, excluding loans held for sale of $503,000, $539,000, $236,000, $262,000 and $712,000 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$45,311	24.6%	$47,395	24.6%	$44,561	24.2%	$44,286	24.5%	$41,386	23.8%
Commercial (2)	41,477	22.5	40,382	20.9	40,475	21.9	38,921	21.5	30,973	17.8
Agricultural	38,272	20.7	41,223	21.3	40,119	21.7	35,006	19.4	37,392	21.5
Home equity (3)	11,606	6.3	11,692	6.1	11,283	6.1	11,729	6.5	12,734	7.4
Total real estate loans	136,666	74.1	140,692	72.9	136,438	73.9	129,942	71.9	122,485	70.5

Commercial business loans	21,618	11.7	25,453	13.2	26,814	14.5	29,947	16.6	29,046	16.7
Agricultural business loans	14,650	7.9	16,103	8.3	11,845	6.4	10,560	5.9	10,983	6.3
Consumer loans	14,543	7.9	13,741	7.1	12,587	6.8	13,606	7.5	14,572	8.4
Total loans receivable	187,477	101.6	195,989	101.5	187,684	101.6	184,055	101.9	177,086	101.9

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	22	—	29	—	9	—	9	—	(6)	—
Allowance for loan losses	3,007	1.6	2,920	1.5	2,956	1.6	3,406	1.9	3,339	1.9
Total loans receivable, net	$184,448	100.0%	$193,040	100.0%	$184,719	100.0%	$180,640	100.0%	$173,753	100.0%

(1)	Includes one- to four-family real estate construction loans of $1.3 million, $1.3 million, $1.2 million, $328,000 and $1.9 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(2)	Includes commercial real estate construction loans of $9.6 million, $4.7 million, $3.3 million, $4.7 million and $495,000 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(3)	Includes real estate construction loans of $80,000, $80,000, $140,000, $0, and $40,000 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

One- to Four-Family Mortgage Loans. Historically our primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in our market area. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. We generally limit our one- to four-family loan originations to the financing of loans secured by properties located within our market area. At December 31, 2016, $45.3 million, or 24.6% of our net loan portfolio, was invested in mortgage loans secured by one- to four-family residences.

Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is currently $417,000 for single-family homes. At December 31, 2016, we had two one- to four-family residential mortgage loans with principal balances in excess of $417,000, commonly referred to as jumbo loans.

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

We currently offer adjustable-rate mortgage loans for terms ranging up to 30 years. We generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination. Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on our net interest income. In the low interest rate environment that has existed over the past few years, our adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of our loan portfolio. We have used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $18.3 million, or 40.4% of our total one- to four-family residential real estate loans receivable at December 31, 2016. The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. During 2016, we originated $27.3 million of fixed-rate residential mortgage loans, most of which were subsequently sold in the secondary market, and $3.0 million of adjustable-rate mortgage loans which were held in our portfolio.

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

Commercial Real Estate Loans. We originate and purchase commercial real estate loans. At December 31, 2016, $41.5 million, or 22.5%, of our net loan portfolio consisted of commercial real estate loans. During 2016, loan originations secured by commercial real estate totaled $14.5 million as compared to $7.8 million in 2015. Our commercial real estate loans are secured primarily by improved properties such as multi-family residential properties, retail facilities and office buildings, hotels, restaurants, and other non-residential buildings. At December 31, 2016, our commercial real estate loan portfolio included $7.5 million in loans secured by multi-family residential properties, $4.0 million in loans secured by restaurants, $4.2 million in loans secured by hotels, and $25.8 million in loans secured by other commercial properties. The maximum loan-to-value ratio for commercial real estate loans we originate is generally 80%. Our commercial real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the prime rate and generally have a specified floor. Many of our fixed-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We have $893,000 of interest only commercial real estate loans at December 31, 2016. We purchase from time to time commercial real estate loan participations primarily from outside our market area where we are not the lead lender. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2016, commercial real estate loan participations totaled $8.2 million, or 19.7% of the commercial real estate loan portfolio consisting primarily of loan participations outside of our market area which totaled $7.4 million, or 17.9% of the commercial real estate loan portfolio. At December 31, 2016, we had no loan participations delinquent 60 days or more.

At December 31, 2016, our largest commercial real estate loan was secured by a hotel with a principal balance of $3.1 million and was performing in accordance with its terms. At December 31, 2016, our largest commercial real estate loan participation was secured by a manufacturing facility with a principal balance of $1.4 million and was performing in accordance with its terms.

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

Agricultural Real Estate Loans. We originate and purchase agricultural real estate loans. At December 31, 2016, $38.3 million, or 20.7% of our net loan portfolio, consisted of agricultural real estate loans. During 2016, loan originations secured by agricultural real estate totaled $4.2 million, as compared to $8.7 million in 2015. The maximum loan-to-value ratio for agricultural real estate loans we originate is generally 75%. Our agricultural real estate loans are generally written up to terms of thirty years with adjustable interest rates.  The rates are generally tied to the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years, or five-years and generally have a specified floor. Many of our fixed-rate agricultural real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We purchase from time to time agricultural real estate loan participations primarily from other local institutions within our market area. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2016, agricultural real estate loan participations totaled $3.2 million, or 8.3% of the agricultural real estate loan portfolio. At December 31, 2016, we had no agricultural real estate loan participations delinquent 60 days or more. At December 31, 2016, our largest agricultural real estate loan was secured by farmland, had a principal balance of $5.0 million and was performing in accordance with its terms.

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

Home Equity Loans. At December 31, 2016, home equity loans totaled $11.6 million, or 6.3%, of our net loan portfolio. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. Generally, the maximum term for home equity loans is 10 years.

Our underwriting standards for home equity loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. At December 31, 2016, we had no home equity loans 90 days or more delinquent. No assurance can be given, however, that our delinquency rate or loss experience on home equity loans will not increase in the future.

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

Commercial Business Loans. We originate commercial business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. We also purchase participations of commercial business loans from other lenders, which may be made to borrowers outside our market area. Commercial business loans totaled $21.6 million, or 11.7% of our net loan portfolio at December 31, 2016. At December 31, 2016, commercial business loan participations totaled $651,000, or 3.0% of the commercial business loan portfolio. All of the commercial business loan participations were outside of our market area. Commercial business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years and various terms of maturity generally from three years to five years. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating business loans. During the year ended December 31, 2016, we originated $14.9 million in commercial business loans. At that date, our largest commercial business loan was a $5.0 million line of credit. This loan was performing in accordance with its terms at December 31, 2016.

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

Agricultural Business Loans. We originate agricultural business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. Agricultural business loans totaled $14.7 million, or 7.9% of our net loan portfolio at December 31, 2016. Agricultural business loans are generally secured by equipment and blanket security agreements on all farm assets. These loans are generally offered with fixed rates with terms up to five years. Agricultural business loans generally bear lower interest rates than residential loans due to competitive market pressures. While the repayment of our agricultural business loans is generally dependent on the successful operation of the farm operation, we have experienced a good history of low default rates. We generally obtain personal guarantees from the borrower as a condition to originating agricultural business loans. During the year ended December 31, 2016, we originated $15.4 million in agricultural business loans. At December 31, 2016, our largest agricultural business loan was a line of credit of $850,000. This loan was performing in accordance with its terms at December 31, 2016.

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

Consumer Loans. As of December 31, 2016, consumer loans totaled $14.5 million, or 7.9%, of our net loan portfolio. The principal types of consumer loans we offer are automobile loans, loans secured by deposit accounts, unsecured loans and mobile home loans. We generally offer consumer loans on a fixed-rate basis.

At December 31, 2016, consumer loans secured by automobiles totaled $6.9 million, or 3.8% of our net loan portfolio. We generally offer automobile loans with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. We generally originate automobile loans with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although the loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Consumer loans 90 days or more delinquent at December 31, 2016 totaled $72,000, or 0.5% of total consumer loans. No assurance can be given, however, that our delinquency rate or loss experience on consumer loans will not increase in the future.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Commercial Real Estate		Agricultural Real Estate		Home Equity
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2017	$5,121	5.60%	$4,617	5.07%	$351	4.14%	$1,252	5.77%
2018	3,645	4.78	7,946	4.70	75	4.95	1,057	5.94
2019	2,606	5.68	8,741	4.43	350	3.61	920	6.52
2020 to 2021	2,460	5.33	9,184	4.67	363	5.36	1,163	6.42
2022 to 2026	3,412	5.23	4,396	4.94	2,221	4.48	4,980	4.84
2027 to 2031	9,544	4.27	3,739	4.76	4,479	4.34	1,445	5.42
2032 and beyond	18,523	4.98	2,854	4.80	30,433	4.98	789	5.49

Total	$45,311	4.96%	$41,477	4.65%	$38,272	4.86%	$11,606	5.45%

	Commercial Business		Agricultural Business		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2017	$6,792	4.36%	$10,112	3.96%	$1,915	6.53%	$30,160	4.75%
2018	4,547	4.52	1,948	4.05	1,844	7.26	21,062	4.89
2019	1,193	4.60	382	4.46	2,419	6.68	16,611	5.02
2020 to 2021	4,484	4.39	1,581	4.67	5,197	4.85	24,432	4.82
2022 to 2026	3,762	4.00	627	4.64	1,288	6.14	20,686	4.81
2027 to 2031	840	2.40	—	—	1,100	7.94	21,147	4.57
2032 and beyond	—	—	—	—	780	8.80	53,379	4.58

Total	$21,618	4.27%	$14,650	4.09%	$14,543	6.24%	$187,477	4.74%

The following table sets forth at December 31, 2016, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2017. At December 31, 2016, fixed-rate loans include $8.0 million in fixed-rate balloon payment loans with original maturities of five years or less. The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2017, was $76.1 million and $81.2 million, respectively.

	Due after December 31, 2017
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$21,934	$18,256	$40,190
Commercial	23,916	12,944	36,860
Agricultural	1,691	36,230	37,921
Home equity	2,926	7,428	10,354
Commercial business loans	8,748	6,078	14,826
Agricultural business loans	4,538	—	4,538
Consumer	12,343	285	12,628
Total loans	$76,096	$81,221	$157,317

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

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands)

Total loans receivable at beginning of year	$195,989	$187,684	$184,055	$177,086	$174,201
Originations:
Real estate loans:
One- to four-family residential	30,268	32,225	23,848	39,825	68,471
Commercial	14,510	7,841	15,510	11,071	2,823
Agricultural	4,213	8,714	6,698	4,585	11,480
Home equity	4,929	4,881	3,236	3,598	3,243
Commercial business loans	14,908	13,977	19,508	19,397	20,920
Agricultural business loans	15,370	12,161	11,542	10,008	12,091
Consumer loans	9,958	9,536	7,255	9,239	8,375
Total originations	94,156	89,335	87,597	97,723	127,403
Participation loans purchased	2,157	2,609	2,678	3,878	6,093
Transfer of mortgage loans to foreclosed real estate owned	114	380	374	129	262
Repayments	84,036	66,413	73,728	70,043	77,672
Loan sales to secondary market	20,675	16,846	12,544	24,460	52,677
Total loans receivable at end of year	$187,477	$195,989	$187,684	$184,055	$177,086

Loan Origination and Other Fees. In addition to interest earned on loans, we may charge loan origination fees. Our ability to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in our market area. To the extent that loans are originated or acquired for our portfolio, accounting standards require that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred are recognized into income immediately upon the sale of the related loan. At December 31, 2016, we had $212,000 of deferred loan fees. Loan origination fees are a volatile source of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, we also receive other fees that consist primarily of extension fees and late charges. We recognized fees of $93,000, $104,000 and $92,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Loan Concentrations. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the Bank’s total capital, as defined by regulation. At December 31, 2016, our loans-to-one borrower limit was $10.6 million. At December 31, 2016 we had no lending relationships in excess of our loans-to-one borrower limitation. At December 31, 2016, we had 27 borrowers with outstanding borrowings in excess of $1.0 million totaling in the aggregate $73.4 million or 39.2% of our total loan portfolio.

Delinquencies and Classified Assets

Our collection procedures provide that when a mortgage loan is either ten days (in the case of adjustable-rate mortgage and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment and assessing a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. We also send a 30 day notice pursuant to Illinois law if a borrower’s primary residence is the collateral at issue. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency. If not cured, foreclosure proceedings are initiated after the loan is 120 days past due. Consumer loans receive a ten-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires. At December 31, 2016, 2015 and 2014, the percentage of non-performing loans to total loans receivable were 0.82%, 1.03% and 1.21%, respectively. At December 31, 2016, 2015 and 2014, the percentage of non-performing assets to total assets was 0.48%, 0.76% and 0.78%, respectively.

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

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2016, we had no loans 90 days or more delinquent that were still accruing interest. Nonperforming assets decreased by $822,000 to $1.5 million at December 31, 2016 as compared to December 31, 2015. The decrease in the level of nonperforming assets primarily reflected decreases of $491,000 in nonperforming loans and $331,000 in foreclosed assets. The decrease in nonperforming loans primarily reflected the improvement in credits totaling $346,000 which were paying as agreed and removed from nonaccrual status during 2016.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2016, we owned no property classified as real estate owned.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2016, 2015, 2014, 2013 and 2012, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $2.5 million, $2.6 million, $2.3 million, $2.6 million and $2.2 million, respectively.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Nonaccrual loans: (1)
Real estate loans:
One- to four-family residential	$590	$911	$995	$1,339	$1,203
Commercial	709	840	932	208	560
Agricultural	—	—	123	—	—
Home equity	50	119	121	134	277
Commercial business loans	17	9	22	38	52
Agricultural business loans	—	—	—	—	—
Consumer loans	164	142	71	63	122

Total nonaccrual loans	1,530	2,021	2,264	1,782	2,214

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Total nonperforming loans	1,530	2,021	2,264	1,782	2,214

Real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	—	217	40	133	—
Commercial	—	114	137	149	137
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	—	2	—

Total real estate owned and foreclosed assets	—	331	177	284	137

Total nonperforming assets	$1,530	$2,352	$2,441	$2,066	$2,351

Ratios:
Nonperforming loans to total loans	0.82%	1.03%	1.21%	0.97%	1.25%
Nonperforming assets to total assets	0.48%	0.76%	0.78%	0.65%	0.73%

(1)	Includes nonaccrual troubled debt restructurings of $958,000, $1.3 million, $1.1 million, $412,000 and $361,000 for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

For the year ended December 31, 2016, gross interest income that would have been recorded had our nonaccrual loans and troubled debt restructurings been current in accordance with their original terms was $85,000. We did not recognize any interest income on such loans for the year ended December 31, 2016.

At December 31, 2016, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

At December 31, 2016
Real estate loans:
One- to four-family residential	3	136	14	545	17	681
Commercial	1	16	—	—	1	16
Agricultural	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial business loans	2	42	1	13	3	55
Agricultural business loans	—	—	—	—	—	—
Consumer loans	4	18	9	72	13	90

Total loans	10	$212	24	$630	34	$842

At December 31, 2015
Real estate loans:
One- to four-family residential	4	78	9	623	13	701
Commercial	—	—	1	767	1	767
Agricultural	—	—	—	—	—	—
Home equity	3	66	3	69	6	135
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	3	6	2	6	5	12

Total loans	10	$150	15	$1,465	25	$1,615

At December 31, 2014
Real estate loans:
One- to four-family residential	5	287	9	613	14	900
Commercial	1	794	3	39	4	833
Agricultural	—	—	1	123	1	123
Home equity	2	12	5	58	7	70
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	3	5	6	17	9	22

Total loans	11	$1,098	24	$850	35	$1,948

At December 31, 2013
Real estate loans:
One- to four-family residential	2	$96	12	$807	14	$903
Commercial	2	68	2	78	4	146
Agricultural	—	—	—	—	—	—
Home equity	3	48	4	55	7	103
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	5	26	2	10	7	36

Total loans	12	$238	20	$950	32	$1,188

At December 31, 2012
Real estate loans:
One- to four-family residential	5	$213	15	$985	20	$1,198
Commercial	—	—	4	280	4	280
Agricultural	—	—	—	—	—	—
Home equity	4	71	6	136	10	207
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	2	64	4	34	6	98

Total loans	11	$348	29	$1,435	40	$1,783

Classified Assets. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three categories for classified assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified “loss” must be either completely written off or supported by a 100% specific reserve. We also maintain a category designated “special mention” which is established and maintained for assets not considered classified but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic exams of Jacksonville Savings Bank by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation, the staff of such agencies reviews our classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At December 31, 2016, our classified assets totaled $5.2 million, all of which were classified as substandard.

The total amount of classified and special mention loans decreased $1.1 million, or 13.0%, to $7.7 million at December 31, 2016 from $8.8 million at December 31, 2015. The decrease in classified and special mention loans during 2016 was due to a decrease of $1.4 million in special mention loans, partially offset by an increase of $209,000 in substandard loans. The decrease in special mention loans reflects $1.5 million in principal reductions, partially offset by $274,000 in additional loans listed as special mention during 2016. The increase in substandard loans was primarily related to $1.2 million in additional loans classified as substandard, partially offset by $669,000 in principal reductions during 2016.

The following table shows the principal amount of special mention and classified loans at December 31, 2016 and December 31, 2015.

	12/31/16	12/31/15
	(In Thousands)
Special Mention loans	$2,431	$3,781
Substandard loans	5,229	5,020
Total Special Mention and Substandard loans	$7,660	$8,801

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

The allowance for loan losses increased $88,000, or 3.0%, to $3.0 million at December 31, 2016 from $2.9 million at December 31, 2015. The increase in the allowance was the result of the provision for loan losses exceeding net charge-offs. Net charge-offs decreased $144,000 to $32,000 during 2016 from $177,000 during 2015. We recorded a provision for loan losses of $120,000 during 2016.

Nonperforming assets decreased $822,000 to $1.5 million at December 31, 2016, compared to December 31, 2015. The decrease in nonperforming assets was due to decreases of $491,000 in non-performing loans and $331,000 in foreclosed assets held at December 31, 2016 as compared to at December 31, 2015. The allowance for loan losses to nonperforming loans increased to 196.56% at December 31, 2016 as compared to 144.45% at December 31, 2015.

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

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)

Balance at beginning of year	$2,919	$2,956	$3,406	$3,339	$3,297

Charge-offs:
One- to four-family residential	38	199	100	162	82
Commercial real estate	—	28	288	—	357
Agricultural real estate	—	—	—	—	—
Home equity	—	14	5	63	80
Commercial business	—	—	285	—	—
Agricultural business	—	—	—	—	—
Consumer	44	53	26	67	67
Total charge-offs	82	294	704	292	586

Recoveries:
One- to four-family residential	26	40	2	16	27
Commercial real estate	15	60	5	136	89
Agricultural real estate	—	—	—	—	—
Home equity	2	11	3	15	14
Commercial business	—	—	—	7	3
Agricultural business	—	—	—	—	—
Consumer	7	6	4	15	6
Total recoveries	50	117	14	189	139

Net loans charge-offs	32	177	690	103	447
Additions charged to operations	120	140	240	170	490

Balance at end of year	$3,007	$2,919	$2,956	$3,406	$3,339

Total loans outstanding	$187,477	$195,989	$187,684	$184,055	$177,086
Average net loans outstanding	$191,877	$189,667	$180,936	$174,685	$173,600

Allowance for loan losses as a percentage of total loans at end of year	1.60%	1.49%	1.57%	1.85%	1.89%
Net loans charged off as a percent of average net loans outstanding	0.02%	0.09%	0.38%	0.06%	0.26%
Allowance for loan losses to nonperforming loans	196.56%	144.45%	130.57%	191.14%	150.85%
Allowance for loan losses to total nonperforming assets at end of year	196.56%	124.13%	121.10%	164.90%	142.05%

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

	At December 31,
	2016		2015		2014
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$832	24.2%	$830	24.2%	$999	23.7%
Commercial real estate	1,045	22.1	918	20.6	855	21.6
Agricultural real estate	191	20.4	202	21.0	196	21.4
Home equity	174	6.2	149	6.0	206	6.0
Commercial business	301	11.5	387	13.0	422	14.3
Agricultural business	167	7.8	163	8.2	58	6.3
Consumer	183	7.8	169	7.0	167	6.7
Unallocated	114	—	101	—	53	—
Total	$3,007	100%	$2,919	100%	$2,956	100%

	At December 31,
	2013		2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$856	24.1%	$741	23.4%
Commercial real estate	746	21.1	829	17.5
Agricultural real estate	175	19.0	150	21.1
Home equity	202	6.4	329	7.2
Commercial business	1,034	16.3	934	16.4
Agricultural business	53	5.7	44	6.2
Consumer	185	7.4	151	8.2
Unallocated	155	—	161	—
Total	$3,406	100%	$3,339	100%

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

The portfolio consists primarily of mortgage-backed securities, municipal bonds and U.S. government and agency securities all of which are classified as available for sale. Mortgage-backed securities totaled $44.4 million at December 31, 2016. General obligation municipal bonds, most of which have been issued within the States of Illinois and Missouri totaled $42.4 million at December 31, 2016. Our portfolio of U.S. Government and agency securities totaled $13.3 million at December 31, 2016. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2016, we had no investment securities that were deemed to be other than temporarily impaired.

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

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the United States Government or government sponsored enterprises. These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $45.5 million, $23.1 million and $41.2 million at December 31, 2016, 2015 and 2014, respectively. The fair value of our mortgage-backed securities portfolio was $44.4 million, $23.2 million and $41.4 million at December 31, 2016, 2015 and 2014, respectively, and the weighted average rate as of December 31, 2016, 2015 and 2014 was 2.43%, 2.30% and 2.33%, respectively. At December 31, 2016, $44.4 million of the mortgage-backed securities in the investment portfolio had fixed rates of interest.

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

Municipal Bonds. At December 31, 2016, we held municipal bonds with a fair value of $42.4 million. All of our municipal bonds are general obligation bonds with full taxing authority and ratings (when available) of A or above. Nearly all of our municipal bonds are issued by local municipalities or school districts located in Illinois or Missouri.

U.S. Government and Agency Securities. At December 31, 2016, we held U.S. Government and agency securities with a fair value of $13.3 million. These securities have an average expected life of 8.4 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include Federal Home Loan Bank of Chicago stock of $364,000. All of such securities were classified as available for sale.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Mortgage-backed securities:
Fannie Mae	$26,283	$25,735	$16,367	$16,453	$24,023	$24,241
Freddie Mac	19,174	18,678	6,368	6,397	12,492	12,491
Ginnie Mae	—	—	332	328	4,682	4,688
Total mortgage-backed securities	45,457	44,413	23,067	23,178	41,197	41,420
U.S. government and agencies	13,986	13,333	15,980	15,939	10,032	9,958
Municipal bonds	42,501	42,415	47,229	48,356	44,378	45,307

Total	$101,944	$100,161	$86,276	$87,473	$95,607	$96,685

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of such securities were classified as available for sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)

Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$26,283	2.28%	$26,283	$25,735	2.28%
Freddie Mac	—	—	—	—	—	—	19,174	2.54	19,174	18,678	2.54
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—	—	45,457	2.43	45,457	44,413	2.43
U.S. government and agencies	—	—	2,027	1.79	6,594	2.05	5,365	2.32	13,986	13,333	2.12
Municipal bonds(1)	1,037	2.83	7,174	3.31	20,704	3.11	13,586	3.03	42,501	42,415	3.11

Total	$1,037	2.83%	$9,201	2.98%	$27,298	2.86%	$64,408	2.54%	$101,944	$100,161	2.67%

(1)	We used an assumed 34% tax rate in computing tax equivalent adjustments. The tax equivalent yield of municipal bonds was 4.29% for maturities of one year or less, 5.02% for maturities of more than one year through five years, 4.71% for maturities for more than five years through ten years, 4.59% for maturities of more than 10 years and 4.71% for the total municipal bonds securities portfolio at December 31, 2016. The tax equivalent adjustments to interest income of municipal bonds was $15,000 for maturities of one year or less, $123,000 for maturities of more than one year through five years, $331,000 for maturities for more than five years through ten years, $212,000 for maturities of more than 10 years and $680,000 for the total municipal bonds securities portfolio for the year ended December 31, 2016.

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

Deposits. We attract consumer and commercial deposits principally from within our market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market accounts, term certificate accounts and individual retirement accounts. We will accept deposits of $100,000 or more and may offer negotiated interest rates on such deposits. At December 31, 2016, we had deposits of $100,000 or more from public entities that totaled $26.8 million. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate. We do not obtain funds through brokers, nor do we solicit funds outside our market area.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Deposit type:
Non-interest bearing checking	$29,592	11.8%	—%	$29,414	12.3%	—%	$27,315	11.0%	—%
Interest-bearing checking	55,610	22.3	0.30	39,270	16.5	0.14	38,080	15.3	0.14
Savings accounts	43,265	17.3	0.20	39,954	16.8	0.20	37,323	15.0	0.21
Money market deposits	7,628	3.1	0.15	7,957	3.3	0.15	8,026	3.2	0.15
Money market savings	34,741	13.9	0.29	34,947	14.7	0.29	35,408	14.2	0.31
Certificates of deposit	78,988	31.6	0.83	86,614	36.4	0.98	102,890	41.3	1.15

Total deposits	$249,824	100.00%	0.41%	$238,156	100.00%	0.46%	$249,042	100.00%	0.58%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015	2014
	(In Thousands)

Interest Rate:
Less than 1.00%	$43,212	$47,140	$53,255
1.00% to 1.99%	34,771	24,093	21,607
2.00% to 2.99%	2,204	7,821	13,324
3.00% to 3.99%	—	—	6,414

Total	$80,187	$79,054	$94,600

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our certificates of deposit at December 31, 2016.

	At December 31, 2016
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in Thousands)

Interest Rate Range:
Less than 1.00%	$31,820	$9,725	$1,489	$178	$43,212	53.9%
1.00% to 1.99%	13,304	5,136	6,084	10,247	34,771	43.4
2.00% to 2.99%	2,195	9	—	—	2,204	2.7

Total	$47,319	$14,870	$7,573	$10,425	$80,187	100.0%

As of December 31, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $33.0 million, of which $5.0 million were deposits from public entities. The following table set forth the maturity of those certificates as of December 31, 2016.

At December 31, 2016
(In Thousands)

Three months or less	$10,089
Over three months through six months	4,777
Over six months through one year	4,371
Over one year to three years	9,116
Over three years	4,620

Total	$32,973

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon advances from the Federal Home Loan Bank to supplement our supply of available funds and to fund deposit withdrawals. We typically secure advances from the Federal Home Loan Bank with mortgage loans, and small business and small farm loans. The Federal Home Loan Bank functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our loans, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2016, we had no Federal Home Loan Bank advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. We may be required to provide additional collateral based on the fair value of the underlying securities.

Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and funds borrowed under repurchase agreements. At December 31, 2016, we had access to Federal Home Loan Bank advances of up to $68.7 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at or for the years indicated.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Balance at end of year	$—	$8,500	$5,000
Average balance during year	$1,348	$7,877	$4,803
Maximum outstanding at any month end	$9,000	$14,200	$12,000
Weighted average interest rate at end of year	—	0.16%	0.33%
Average interest rate during year	0.30%	0.24%	0.20%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at or for the years indicated.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Balance at end of year	$7,135	$6,632	$8,822
Average balance during year	$5,247	$6,009	$5,996
Maximum outstanding at any month end	$7,343	$9,549	$9,484
Weighted average interest rate at end of year	0.51%	0.23%	0.07%
Average interest rate during year	0.35%	0.12%	0.08%

Trust Services

We operate a full-service trust department which is primarily engaged in asset management. Investment securities and farm real estate comprise most of the $99.3 million of assets administered in 131 accounts as of December 31, 2016. We also provide institutional trust services for regional bond issuers. Trust fees collected in 2016 and 2015 totaled $329,000 and $289,000, respectively.

Subsidiary Activities

Jacksonville Savings Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation. Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts. In addition, Financial Resources has historically engaged in the business of originating commercial business loans and commercial real estate loans. For the years ended December 31, 2016 and 2015, Financial Resources had gross revenues of $1.2 million and $1.4 million, respectively.

REGULATION AND SUPERVISION [Update]

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

Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Illinois Department of Financial and Professional Regulation. With the prior written consent of the Illinois Department of Financial and Professional Regulation, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The investment authority of state chartered banks is also constrained by federal law, as is explained later. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital. At December 31, 2016, Jacksonville Savings Bank did not have any loans-to-one borrower which exceeded these limitations.

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

In addition to the minimum CETI, Tier 1 and total capital ratios, Jacksonville Savings Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 and in 2017 is 1.25% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

At December 31, 2016, Jacksonville Savings Bank is “well capitalized” under the prompt corrective action rules.

Insurance of Deposit Accounts. Jacksonville Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Jacksonville Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Jacksonville Savings Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.56 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Jacksonville Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Jacksonville Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, Jacksonville Savings Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2016, Jacksonville Savings Bank was in compliance with these reserve requirements.

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

At December 31, 2016, Jacksonville Savings Bank’s total federal pre-base year reserve was approximately $2.6 million. However, under current law, base-year reserves remain subject to recapture if Jacksonville Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.   At December 31, 2016, Jacksonville Bancorp, Inc. had no federal or Illinois tax loss carryforward.

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

Personnel

As of December 31, 2016, Jacksonville Savings Bank and its subsidiary had a total of 85 full-time and 15 part-time employees. None of Jacksonville Savings Bank’s employees is represented by a collective bargaining group. Management believes that it has good working relations with its employees.

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

Over the last several years, we have increased our non-residential lending in order to improve the average yield of our interest-earning assets and reduce the average maturity of our loan portfolio. At December 31, 2016, our portfolio of agricultural real estate loans totaled $38.3 million, or 20.7% of our total loans, compared to $37.4 million, or 21.5% of our total loans at December 31, 2012. At December 31, 2016, our portfolio of commercial real estate loans totaled $41.5 million, or 22.5% of our total loans, compared to $31.0 million, or 17.8% of our total loans at December 31, 2012. Our portfolio of agricultural business loans totaled $14.7 million, or 7.9% of our total loans at December 31, 2016, compared to $11.0 million, or 6.3% of our total loans at December 31, 2012. Our portfolio of commercial business loans totaled $21.6 million, or 11.7% of our total loans at December 31, 2016, compared to $29.0 million, or 16.7% of our total loans at December 31, 2012. These business loans are typically secured by equipment or inventory. It is difficult to assess the future performance of our non-residential loan portfolio due to the recent origination or purchase of many of these loans. These loans may have delinquency or charge-off rates above our historical experience, which could adversely affect our future performance.

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

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if these borrowers are unable to repay their loans. At December 31, 2016, we had 27 borrowers with aggregate loan balances of $73.4 million, which represented 39.2% of our total loan portfolio at that date. These loans are primarily commercial and agricultural real estate loans and commercial and agricultural business loans, including purchased loan participations. Aggregate loan balances to these borrowers ranged from $1.1 million to $10.0 million for our largest borrower. While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate and commercial business loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by properties in diverse geographic areas such as in Minnesota, Tennessee, North Dakota, Michigan, and Iowa. These participations are secured by various types of collateral such as assisted living facilities, hotels, and apartment and condominium developments. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2016, our loan participations totaled $12.0 million, or 6.4% of our loan portfolio. At December 31, 2016, commercial real estate loan participations outside our market area totaled $7.4 million, or 17.9% of the commercial real estate loan portfolio, and commercial business loan participations outside our market area totaled $476,000, or 2.2% of the commercial business loan portfolio. At December 31, 2016, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Additions to the allowance would decrease our net income. At December 31, 2016, our allowance for loan losses was $3.0 million, or 1.60% of total loans and 196.56% of non-performing loans, compared to $2.9 million, or 1.49% of total loans and 144.45% of non-performing loans, at December 31, 2015.

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

At December 31, 2016, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) totaled $1.5 million, which is a decrease of $822,000 from our non-performing assets at December 31, 2015. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs such as taxes, insurance and maintenance related to our other real estate owned. The resolution of non-performing assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of Jacksonville Savings Bank. If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We could experience impairment losses on the value of our mortgage servicing rights.

A significant aspect of our business is the origination of one- to four-family residential mortgage loans for sale on a servicing retained basis. The fees we receive for servicing such loans are referred to as mortgage servicing rights. At December 31, 2016, the unpaid principal balance of mortgage loans serviced for others was $130.5 million. Mortgage servicing rights fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. If the fair value of our mortgage servicing rights is less than the carrying value of such rights, we may be required to recognize an impairment loss. Such impairment can occur due to changes in interest rates, loan performance or prepayment of the underlying mortgage. We did not recognize any impairment during 2016.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2016, the fair value of our portfolio of investment securities and mortgage-backed securities totaled $100.2 million. Gross unrealized losses on these securities totaled $2.4 million at December 31, 2016.

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

During 2016, management reviewed goodwill for impairment on a quarterly basis. Management’s analysis concluded that our goodwill was not impaired as of December 31, 2016. It is possible that the assumptions and conclusions regarding the valuation of our business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material adverse effect on our financial condition and results of operations.

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

The rule includes new minimum risk-based capital and leverage ratios, and revised the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The new rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 and in 2017 is 1.25% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Our common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in Jacksonville Bancorp, Inc.’s common stock has been relatively small, averaging less than 1,000 shares per day during 2016. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

A decrease in the corporate federal tax rate may impair our deferred tax assets.

A decrease to the corporate federal income tax rate may impair the Company’s deferred tax assets (“DTAs”).  At December 31, 2016, the Company’s net DTAs were approximately $2.7 million. While a decline in the corporate tax rate may lower the Company’s tax provision expense, it may also significantly impair the value of the Company’s DTAs in the year the rate decrease is enacted.  Such impairment could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B.           Unresolved Staff Comments

Not applicable.

ITEM 2.              Properties

We conduct our business through our main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, and Chapin, Illinois. The following table sets forth certain information concerning the main office and each branch office at December 31, 2016. At December 31, 2016, our premises and equipment had an aggregate net book value of approximately $4.5 million. We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs. All facilities are owned.

		Net
		Book Value
	Year	at December 31,
Location	Occupied	2016
		(In Thousands)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois	1994	$3,157

Branch Office (1)
225 West State Street
Jacksonville, Illinois	1961	205

Branch Office (1)
903 South Main
Jacksonville, Illinois	1989	100

Branch Office
501 North State Street
Litchfield, Illinois	1997	459

Branch Office
100 North Dye
Virden, Illinois	1986	161

Branch Office
510 Superior
Chapin, Illinois	2000	417

(1)	Transaction facilities only.

ITEM 3.              Legal Proceedings

At December 31, 2016, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.

ITEM 4.              Mine Safety Disclosures.

None.

PART II

ITEM 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Stockholder Information” section of our annual report to stockholders for the fiscal year ended December 31, 2016 (the “2016 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

During the fourth quarter of 2016, the Company repurchased shares of its common stock as follows:

Period	Number of shares purchased	Average purchase price paid per share	Total shares purchased	Maximum number of shares that may be purchased under the repurchase program (1)

Oct 1 – Oct 31	—	—	—	18,758
Nov 1 – Nov 30	—	—	—	18,758
Dec 1 – Dec 31	—	—	—	18,758
Total	—	—	—	18,758

(1)	On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provided for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the purchase of 73,260 shares permitted under the program.

Set forth below is information as of December 31, 2016 regarding equity compensation plans. The plan that has been approved by the stockholders is the 2012 Stock Option Plan. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	47,488	15.65	1,785
Equity compensation plans not approved by stockholders	—	—	—
Total	47,488	15.65	1,785

ITEM 6.             Selected Financial Data

The “Selected Consolidated Financial Information” section of the 2016 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2016 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2016 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 8.             Financial Statements and Supplementary Data

The “Consolidated Financial Statements” section of the 2016 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concludes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

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

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.          Other Information

None.

PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance

Information concerning our directors and certain officers is incorporated by reference hereunder in the Proxy Statement for the 2017 Annual Meeting.

ITEM 11.           Executive Compensation

Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2017 Annual Meeting.

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference to the Proxy Statement for the 2017 Annual Meeting.

ITEM 13.           Certain Relationships and Related Transactions and Director Independence

Information required under this item is incorporated by reference to the Proxy Statement for the 2017 Annual Meeting.

ITEM 14.           Principal Accountant Fees and Services

Information required under this item is incorporated by reference to the Proxy Statement for the 2017 Annual Meeting.

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2016 and 2015;

(C)	Consolidated Statements of Income - years ended December 31, 2016 and 2015;

(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2016 and 2015;

(E)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2016 and 2015;

(F)	Consolidated Statements of Cash Flows - years ended December 31, 2016 and 2015; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Change in Control Agreement between Jacksonville Savings Bank and Diana S. Tone(7)
10.5	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(8)
10.6	Jacksonville Savings Bank Supplemental Life Insurance Plan(9)
10.7	Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(10)
10.8	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(11)
10.9	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(12)
10.10	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(14)
10.12	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Jacksonville Bancorp 2012 Stock Option Plan(16)
13	2016 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statements on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS - XBRL Instance Document

101 SCH - XBRL Taxonomy Extension Schema Document

101 CAL - XBRL Taxonomy Calculation Linkbase Document

101 DEF - XBRL Taxonomy Extension Definition Linkbase Document

101 LAB - XBRL Taxonomy Label Linkbase Document

101 PRE - XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on February 22, 2017 (File No. 001-34821).

(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(8)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(9)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012 (File No. 001-34821).
(11)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(12)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2013 (File No. 333-186754).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

ITEM 16.          Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 9, 2017	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President,		Andrew F. Applebee, Chairman of the Board
Chief Executive Officer and Director

Date: March 9, 2017		Date: March 9, 2017

By:	/s/ Diana S. Tone	By:	/s/ Dean H. Hess
	Diana S. Tone		Dean H. Hess, Director
Executive Vice President and Chief Financial Officer

Date: March 9, 2017		Date: March 9, 2017

By:	/s/ John L. Eyth	By:	/s/ Peggy S. Davidsmeyer
	John L. Eyth, Director		Peggy S. Davidsmeyer, Director

Date: March 9, 2017		Date: March 9, 2017

By:	/s/ Harmon B. Deal, III	By:	/s/ John C. Williams
	Harmon B. Deal, III, Director		John C. Williams, Director
Senior Vice President and Trust Officer

Date: March 9, 2017		Date: March 9, 2017

By:	/s/ John M. Buchanan
John M. Buchanan, Director

Date: March 9, 2017

EXHIBIT INDEX

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Change in Control Agreement between Jacksonville Savings Bank and Diana S. Tone(7)

10.5	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(8)
10.6	Jacksonville Savings Bank Supplemental Life Insurance Plan(9)
10.7	Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(10)
10.8	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(11)
10.9	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(12)
10.10	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(14)
10.12	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Jacksonville Bancorp 2012 Stock Option Plan(16)
13	2016 Annual Report to Stockholders
14	Code of Ethics(17)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statements on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS - XBRL Instance Document

101 SCH - XBRL Taxonomy Extension Schema Document

101 CAL - XBRL Taxonomy Calculation Linkbase Document

101 DEF - XBRL Taxonomy Extension Definition Linkbase Document

101 LAB - XBRL Taxonomy Label Linkbase Document

101 PRE - XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on February 22, 2017 (File No. 001-34821).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(8)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(9)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).

(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012 (File No. 001-34821).
(11)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(12)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2013 (File No. 333-186754).
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).

