Form 10-Q
period 2017-03-31
Jacksonville Bancorp, Inc.
filed 2017-05-02
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2017

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
☐ Non-Accelerated Filer (Do not check if a smaller reporting company)
☒ Smaller Reporting Company
☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes          ☒ No

As of May 1, 2017, there were 1,806,423 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

March 31, 2017
TABLE OF CONTENTS

EXHIBITS

Section 302 Certifications
Section 906 Certification
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Label Linkbase Document
XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Cash and cash equivalents	$8,659,129	$12,909,924
Interest-earning time deposits in banks	750,000	750,000
Investment securities - available for sale	55,688,264	55,748,263
Mortgage-backed securities - available for sale	53,073,119	44,413,177
Federal Home Loan Bank stock	352,200	363,800
Other investment securities	54,774	55,481
Loans held for sale - net	265,000	503,003
Loans receivable - net of allowance for loan losses of $3,035,408 and $3,007,395 as of March 31, 2017 and December 31, 2016	178,547,718	184,448,003
Premises and equipment - net	4,451,344	4,498,653
Cash surrender value of life insurance	7,313,484	7,271,438
Accrued interest receivable	1,774,187	1,588,545
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights	554,882	552,827
Real estate owned	194,204	-
Income taxes receivable	-	45,444
Deferred income taxes	2,457,765	2,738,789
Other assets	638,562	704,845

Total Assets	$317,501,199	$319,318,759

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$258,640,977	$258,677,960
Other borrowings	3,304,175	7,135,182
Advance payments by borrowers for taxes and insurance	1,626,139	1,102,204
Accrued interest payable	93,255	106,755
Deferred compensation payable	4,724,733	4,680,268
Income taxes payable	230,617	-
Dividends payable	180,170	179,904
Other liabilities	1,279,943	1,190,921
Total liabilities	270,080,009	273,073,194

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,801,701 shares as of March 31, 2017 and 1,800,244 as of December 31, 2016	18,017	18,002
Additional paid-in-capital	13,951,418	13,908,728
Retained earnings	34,248,892	33,667,499
Less: Unallocated ESOP shares	(166,190)	(172,370)
Accumulated other comprehensive loss	(630,947)	(1,176,294)
Total stockholders' equity	47,421,190	46,245,565

Total Liabilities and Stockholders' Equity	$317,501,199	$319,318,759

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
INTEREST INCOME:
Loans	$2,167,207	$2,328,778
Investment securities	385,926	435,831
Mortgage-backed securities	236,060	130,303
Other	11,363	14,223
Total interest income	2,800,556	2,909,135

INTEREST EXPENSE:
Deposits	250,621	241,850
Other borrowings	5,346	7,059
Total interest expense	255,967	248,909

NET INTEREST INCOME	2,544,589	2,660,226

PROVISION FOR LOAN LOSSES	30,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,514,589	2,630,226

NON-INTEREST INCOME:
Fiduciary activities	88,160	80,004
Commission income	321,596	348,565
Service charges on deposit accounts	177,946	167,187
Mortgage banking operations, net	68,483	25,272
Net realized gains on sales of available-for-sale securities	128,617	101,561
Loan servicing fees	84,599	84,526
ATM and bank card interchange income	171,802	160,646
Other	67,091	71,314
Total non-interest income	1,108,294	1,039,075

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,682,132	1,702,139
Occupancy and equipment	259,403	256,941
Data processing and telecommunications	167,917	136,613
Professional	39,122	55,836
Postage and office supplies	58,977	64,635
Deposit insurance premium	24,794	37,267
ATM and bank card expense	103,798	87,649
Other	251,026	191,482
Total non-interest expense	2,587,169	2,532,562

INCOME BEFORE INCOME TAXES	1,035,714	1,136,739
INCOME TAXES	276,148	309,361

NET INCOME	$759,566	$827,378

NET INCOME PER COMMON SHARE - BASIC	$0.43	$0.47
NET INCOME PER COMMON SHARE - DILUTED	$0.42	$0.46

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)

Net Income	$759,566	$827,378

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $324,666 and $157,965 for 2017 and 2016, respectively.	630,234	306,636
Less: reclassification adjustment for realized gains included in net income, net of taxes of $43,730 and $34,531, for 2017 and 2016, respectively.	84,887	67,030
	545,347	239,606

Comprehensive Income	$1,304,913	$1,066,984

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders'
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2016	$18,002	$13,908,728	$33,667,499	$(172,370)	$(1,176,294)	$46,245,565

Net Income	-	-	759,566	-	-	759,566

Other comprehensive income	-	-	-	-	545,347	545,347

Stock repurchases	(10)	(31,280)	-	-	-	(31,290)

Exercise of stock options	25	36,196	-	-	-	36,221
Tax benefit of non-qualified options	-	2,904	-	-	-	2,904
Stock-based compensation expense	-	22,232	-	-	-	22,232

Shares held by ESOP, commited to be released	-	12,638	-	6,180	-	18,818

Dividends ($0.10 per share)	-	-	(178,173)	-	-	(178,173)

BALANCE, MARCH 31, 2017	$18,017	$13,951,418	$34,248,892	$(166,190)	$(630,947)	$47,421,190

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$759,566	$827,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	103,845	96,152
Amortization of investment and loan premiums and discounts, net	268,853	102,572
Net realized gains on sales of available-for-sale securities	(128,617)	(101,561)
Provision for loan losses	30,000	30,000
Mortgage banking operations, net	(68,483)	(25,272)
Shares held by ESOP committed to be released	18,818	15,040
Stock-based compensation expense	22,232	22,232
Changes in income taxes payable	276,061	(21,290)
Changes in other assets and liabilities	(39,297)	60,922
Net cash provided by operations before loan sales	1,242,978	1,006,173
Origination of loans for sale to secondary market	(4,696,587)	(2,239,822)
Proceeds from sales of loans to secondary market	5,001,018	2,697,768
Net cash provided by operating activities	1,547,409	1,464,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment and mortgage-backed securities	(19,533,430)	(10,323,462)
Maturity or call of investment securities available-for-sale	870,000	500,000
Sale of investment securities available-for-sale and FHLB stock	8,998,123	13,864,755
Principal payments on mortgage-backed and investment securities	1,763,589	1,398,367
Proceeds from sales of real estate owned	-	29,633
Net change in loans	5,674,177	4,356,573
Additions to premises and equipment	(56,536)	(13,939)

Net cash provided by (used in) investing activities	(2,284,077)	9,811,927

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(36,983)	$4,627,040
Net decrease in other borrowings	(3,831,007)	(11,184,764)
Increase in advance payments by borrowers for taxes and insurance	523,935	520,588
Exercise of stock options	39,125	7,825
Stock repurchase	(31,290)	-
Dividends paid - common stock	(177,907)	(1,907,844)

Net cash used in financing activities	(3,514,127)	(7,937,155)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,250,795)	3,338,891

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,909,924	4,103,432

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,659,129	$7,442,323

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$264,121	$251,948
Interest on other borrowings	5,346	8,549
Income taxes paid	-	375,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$222,704	$42,400
Loans to facilitate sales of real estate owned	26,467	80,000

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary 1) for a fair presentation and 2) to make the financial statements not misleading as to the financial condition of the Company as of March 31, 2017, and the results of its operations for the three month periods ended March 31, 2017 and 2016. The results of operations for the three month periods are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2016 filed as an exhibit to the Company’s Form 10-K filed in March, 2017. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP), the requirements of Form 10-Q, and to prevailing practices within the industry.

Certain amounts included in the 2016 consolidated statements have been reclassified to conform to the 2017 presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which provides a one-year deferral of ASU 2014-09. Management is in the preliminary stage of evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements. Early adoption would be permitted, but not before the original public entity effective date.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently reviewing its processes but adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has been receiving training and gathering historical data in order to determine the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The new guidance was effective for public companies for reporting periods beginning after December 15, 2016. The Company adopted the ASU and there was not a significant impact on the Company’s financial statements.

In January 2017, FASB amended FASB ASC Topic 250, Simplifying the Test for Goodwill. The amendments in the update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from a prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company’s most recent annual impairment assessment determined that the Company’s goodwill was not impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In March 2017, FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20). The ASU amends the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The ASU’s amendments are effective for public business entities for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company has adopted the ASU early and there was not a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of outstanding stock options under the Company’s stock option plans.

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended
	March 31,
	2017	2016

Net income	$759,566	$827,378

Basic average shares outstanding	1,784,584	1,770,917

Diluted potential common shares:
Stock option equivalents	20,938	18,055
Diluted average shares outstanding	1,805,522	1,788,972

Basic earnings per share	$0.43	$0.47

Diluted earnings per share	$0.42	$0.46

4.	STOCK BASED COMPENSATION

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

A summary of ESOP shares at March 31, 2017 and 2016 is shown below.

	March 31, 2017	March 31, 2016
Unearned shares	16,619	20,573
Shares committed for release	618	598
Allocated shares	63,778	61,455
Total ESOP shares	81,015	82,626

Fair value of unearned shares	$520,175	$534,898

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock. The stock options vest over a five-year period and expire ten years after the date of the grant. Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the three months ended March 31, 2017.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2016	47,488	$15.65
Granted	-	-
Exercised	(2,500)	15.65
Forfeited	(400)	15.65

Outstanding, March 31, 2017	44,588	$15.65	5.00	$697,802

Exercisable, March 31, 2017	22,753	$15.65	5.00	$356,084

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $31.30 per share on March 31, 2017.

5.	LOAN PORTFOLIO COMPOSITION

At March 31, 2017 and December 31, 2016, the composition of the Company’s loan portfolio is shown below.

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$45,367,530	25.4%	$45,311,103	24.6%
Commercial	38,872,870	21.8	41,477,480	22.5
Agricultural	38,665,494	21.6	38,271,758	20.7
Home equity	11,032,862	6.2	11,606,002	6.3
Total real estate loans	133,938,756	75.0	136,666,343	74.1

Commercial loans	21,302,516	11.9	21,617,744	11.7
Agricultural loans	11,171,580	6.3	14,649,622	7.9
Consumer loans	15,190,490	8.5	14,543,356	7.9
Total loans receivable	181,603,342	101.7	187,477,065	101.6

Less:
Net deferred loan fees	20,216	0.0	21,667	0.0
Allowance for loan losses	3,035,408	1.7	3,007,395	1.6
Total loans receivable, net	$178,547,718	100.0%	$184,448,003	100.0%

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

Consumer Loans – The Company originates consumer loans, including automobile loans, loans secured by deposit accounts, unsecured loans and mobile home loans. Consumer loans are generally offered on a fixed-rate basis. Automobile loans are generally offered with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. Automobile loans are generally originated with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value. The loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended March 31, 2017, March 31, 2016, and December 31, 2016.

	March 31, 2017
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2016	$832,000	$1,044,553	$191,359	$173,626	$301,478	$167,469	$182,653	$114,257	$3,007,395
Provision charged to expense	(49,055)	167,304	26,801	(17,364)	(26,604)	(33,605)	(12,992)	(24,485)	30,000
Losses charged off	(18,367)	-	-	-	-	-	-	-	(18,367)
Recoveries	6,550	3,872	-	2,525	29	-	3,404	-	16,380
Ending balance, March 31, 2017	$771,128	$1,215,729	$218,160	$158,787	$274,903	$133,864	$173,065	$89,772	$3,035,408

Ending balance:
individually evaluated for impairment	$251,976	$894,407	$-	$-	$62,059	$10,796	$-	$-	$1,219,238
Ending balance:
collectively evaluated for impairment	$519,152	$321,322	$218,160	$158,787	$212,844	$123,068	$173,065	$89,772	$1,816,170

Loans:
Ending balance	$45,367,530	$38,872,870	$38,665,494	$11,032,862	$21,302,516	$11,171,580	$15,190,490	$-	$181,603,342
Ending balance:
individually evaluated for impairment	$728,294	$2,765,091	$-	$52,541	$518,326	$379,307	$-	$-	$4,443,559
Ending balance:
collectively evaluated for impairment	$44,639,236	$36,107,779	$38,665,494	$10,980,321	$20,784,190	$10,792,273	$15,190,490	$-	$177,159,783

	March 31, 2016
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2015	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594
Provision charged to expense	31,178	3,332	86	51,759	(40,645)	(2,976)	(8,834)	(3,900)	30,000
Losses charged off	-	(20,465)	-	-	-	-	-	-	(20,465)
Recoveries	4,081	29	-	525	-	-	927	-	5,562
Ending balance, March 31, 2016	$864,863	$900,422	$202,004	$201,537	$345,975	$160,370	$161,474	$98,046	$2,934,691

Ending balance:
individually evaluated for impairment	$234,439	$500,459	$-	$9,742	$121,866	$-	$-	$-	$866,506
Ending balance:
collectively evaluated for impairment	$630,424	$399,963	$202,004	$191,795	$224,109	$160,370	$161,474	$98,046	$2,068,185

Loans:
Ending balance	$47,145,148	$42,066,787	$41,214,973	$11,197,637	$22,032,482	$14,611,902	$13,383,278	$-	$191,652,207
Ending balance:
individually evaluated for impairment	$656,330	$1,875,577	$814,272	$63,682	$265,869	$406,950	$-	$-	$4,082,680
Ending balance:
collectively evaluated for impairment	$46,488,818	$40,191,210	$40,400,701	$11,133,955	$21,766,613	$14,204,952	$13,383,278	$-	$187,569,527

	December 31, 2016
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2015	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594
Provision charged to expense	14,683	112,411	(10,559)	22,273	(85,258)	4,123	50,016	12,311	120,000
Losses charged off	(38,171)	-	-	-	-	-	(43,777)	-	(81,948)
Recoveries	25,884	14,616	-	2,100	116	-	7,033	-	49,749
Ending balance, December 31, 2016	$832,000	$1,044,553	$191,359	$173,626	$301,478	$167,469	$182,653	$114,257	$3,007,395

Ending balance:
individually evaluated for impairment	$304,922	$723,481	$-	$-	$56,409	$-	$-	$-	$1,084,812
Ending balance:
collectively evaluated for impairment	$527,078	$321,072	$191,359	$173,626	$245,069	$167,469	$182,653	$114,257	$1,922,583

Loans:
Ending balance	$45,311,103	$41,477,480	$38,271,758	$11,606,002	$21,617,744	$14,649,622	$14,543,356	$-	$187,477,065
Ending balance:
individually evaluated for impairment	$713,151	$658,323	$-	$54,011	$155,067	$-	$-	$-	$1,580,552
Ending balance:
collectively evaluated for impairment	$44,597,952	$40,819,157	$38,271,758	$11,551,991	$21,462,677	$14,649,622	$14,543,356	$-	$185,896,513

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

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination. In addition, lending relationships over $750,000, new commercial and commercial real estate loans, and watch list credits are reviewed annually by our external loan review firm in order to verify risk ratings. All watch list credits are reviewed by management and reported to the Board monthly. The Company uses the following definitions for risk ratings:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2017 and December 31, 2016.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Rating:
Pass	$42,535,211	$42,327,337	$35,504,766	$39,078,740	$38,428,994	$38,271,758	$10,239,126	$10,790,377
Special Mention	1,000,495	1,016,025	480,641	429,877	-	-	71,885	70,983
Substandard	1,831,824	1,967,741	2,887,463	1,968,863	236,500	-	721,851	744,642
Total	$45,367,530	$45,311,103	$38,872,870	$41,477,480	$38,665,494	$38,271,758	$11,032,862	$11,606,002

	Commercial		Agricultural		Consumer		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Rating:
Pass	$20,738,481	$21,141,466	$10,231,558	$13,845,865	$15,055,056	$14,361,125	$172,733,192	$179,816,668
Special Mention	38,206	100,234	940,022	803,757	16,352	10,575	2,547,601	2,431,451
Substandard	525,829	376,044	-	-	119,082	171,656	6,322,549	5,228,946
Total	$21,302,516	$21,617,744	$11,171,580	$14,649,622	$15,190,490	$14,543,356	$181,603,342	$187,477,065

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$209,054	$-	$390,801	$599,855	$44,767,675	$45,367,530	$-
Commercial real estate	-	698,821	191,843	890,664	37,982,206	38,872,870	-
Agricultural real estate	-	-	-	-	38,665,494	38,665,494	-
Home equity	65,275	29,564	-	94,839	10,938,023	11,032,862	-
Commercial	46,676	-	39,383	86,059	21,216,457	21,302,516	-
Agricultural	-	-	-	-	11,171,580	11,171,580	-
Consumer	100,953	24,151	6,492	131,596	15,058,894	15,190,490	-
Total	$421,958	$752,536	$628,519	$1,803,013	$179,800,329	$181,603,342	$-

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$237,783	$136,340	$544,425	$918,548	$44,392,555	$45,311,103	$-
Commercial real estate	-	16,273	-	16,273	41,461,207	41,477,480	-
Agricultural real estate	-	-	-	-	38,271,758	38,271,758	-
Home equity	151,482	-	-	151,482	11,454,520	11,606,002	-
Commercial	-	41,474	13,309	54,783	21,562,961	21,617,744	-
Agricultural	-	-	-	-	14,649,622	14,649,622	-
Consumer	68,077	17,757	72,150	157,984	14,385,372	14,543,356	-
Total	$457,342	$211,844	$629,884	$1,299,070	$186,177,995	$187,477,065	$-

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

The following tables present impaired loans at or for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016.

	Three Months Ended March 31, 2017
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$231,961	$231,961	$-	$265,795	$3,563	$3,713
Commercial real estate	1,053,432	1,053,432	-	1,053,606	14,552	19,933
Commercial	411,682	411,682	-	535,531	6,732	5,924
Home equity	52,541	52,541	-	53,321	893	790
Loans with a specific allowance:
One-to-four family residential	496,333	496,333	251,976	499,324	6,350	5,076
Commercial real estate	1,711,659	1,711,659	894,407	1,740,514	22,022	20,011
Commercial	106,644	106,644	62,059	112,152	975	391
Agricultural	379,307	379,307	10,796	395,658	4,800	18,313
Total:			-
One-to-four family residential	728,294	728,294	251,976	765,119	9,913	8,789
Commercial real estate	2,765,091	2,765,091	894,407	2,794,120	36,574	39,944
Commercial	518,326	518,326	62,059	647,683	7,707	6,315
Agricultural	379,307	379,307	10,796	395,658	4,800	18,313
Home equity	52,541	52,541	-	53,321	893	790
Total	$4,443,559	$4,443,559	$1,219,238	$4,655,901	$59,887	$74,151

	Three Months Ended March 31, 2016
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$106,506	$106,506	$-	$205,469	$2,952	$2,981
Commercial real estate	815,495	815,495	-	773,399	9,795	6,887
Agricultural real estate	814,272	814,272	-	824,530	10,292	29,411
Commercial	80,258	80,258	-	80,258	1,001	-
Agricultural	406,950	406,950	-	406,950	4,899	13,802
Home equity	53,940	53,940	-	51,701	902	902
Loans with a specific allowance:
One-to-four family residential	549,824	549,824	234,439	567,106	8,056	5,753
Commercial real estate	1,060,082	1,060,082	500,459	1,108,109	16,666	22,558
Commercial	185,611	185,611	121,866	245,832	3,659	3,626
Home equity	9,742	9,742	9,742	9,982	252	181
Total:
One-to-four family residential	656,330	656,330	234,439	772,575	11,008	8,734
Commercial real estate	1,875,577	1,875,577	500,459	1,881,508	26,461	29,445
Agricultural real estate	814,272	814,272	-	824,530	10,292	29,411
Commercial	265,869	265,869	121,866	326,090	4,660	3,626
Agricultural	406,950	406,950	-	406,950	4,899	13,802
Home equity	63,682	63,682	9,742	61,683	1,154	1,083
Total	$4,082,680	$4,082,680	$866,506	$4,273,336	$58,474	$86,101

	Year Ended December 31, 2016
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$39,598	$39,598	$-	$41,880	$2,653	$2,888
Commercial real estate	120,172	120,172	-	272,557	13,499	14,061
Commercial	61,483	61,483	-	87,359	4,332	4,419
Home equity	54,011	54,011	-	54,067	3,670	3,871
Loans with a specific allowance:
One-to-four family residential	673,553	673,553	304,922	719,834	41,323	34,208
Commercial real estate	1,538,151	1,538,151	723,481	1,572,203	68,918	64,878
Commercial	93,584	93,584	56,409	165,473	7,580	7,814
Total:
One-to-four family residential	713,151	713,151	304,922	761,714	43,976	37,096
Commercial real estate	1,658,323	1,658,323	723,481	1,844,760	82,417	78,939
Commercial	155,067	155,067	56,409	252,832	11,912	12,233
Home equity	54,011	54,011	-	54,067	3,670	3,871
Total	$2,580,552	$2,580,552	$1,084,812	$2,913,373	$141,975	$132,139

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

The following table presents the recorded balance, at original cost, of TDRs, as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016

One-to-four family residential	$727,170	$836,867
Commercial real estate	1,347,115	1,362,088
Agricultural real estate	236,500	-
Home equity	5,526	6,009
Commercial loans	271,593	245,710
Agricultural loans	-	-
Consumer loans	78,490	81,880

Total	$2,666,394	$2,532,554

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016

One-to-four family residential	$540,189	$666,744
Commercial real estate	648,294	1,362,088
Agricultural real estate	236,500	-
Home equity	5,526	6,009
Commercial loans	271,593	245,710
Agricultural loans	-	-
Consumer loans	56,321	57,540

Total	$1,758,423	$2,338,091

The following table presents loans modified as TDRs during the three months ended March 31, 2017 and 2016.

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$41,107
Commercial real estate	1	459,987	-	-
Agricultural real estate	1	236,500	-	-
Home equity	-	-	-	-
Commercial loans	1	53,194	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	-	-

Total	3	$749,681	1	$41,107

First Quarter, 2017 Modifications

The Company modified one commercial real estate loan with a recorded investment of $459,987. The modification was made to lower the rate and extend the amortization. The Company modified one agricultural real estate loan with a recorded investment of $236,500. The modification was made to consolidate notes and extend the amortization. The Company modified one commercial loan with a recorded investment of $53,194. The modification was made to combine three notes and lower the rate. The modifications did not result in a write-off of the principal balance nor was there a significant difference between the pre modification balance and the post modification balance.

First Quarter, 2016 Modifications

The Company modified one residential real estate loan with a recorded investment of $41,107. The modification was made to restructure loan and capitalize delinquent real estate taxes. The modification did not result in a write-off of the principal balance nor was there a significant difference between the pre modification balance and the post modification balance.

TDRs with Defaults

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the three month period ended March 31, 2017, one residential real estate loan of $67,025 and one consumer loan of $4,245 that were considered TDRs defaulted as they were more than 90 days past due at March 31, 2017. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

During the three month period ended March 31, 2016, three residential real estate loans totaling $191,144 and one commercial real estate loan of $749,281 that were considered TDRs defaulted as they were more than 90 days past due at March 31, 2016. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

The following table presents the Company’s nonaccrual loans at March 31, 2017 and December 31, 2016. This table excludes performing TDRs.

	March 31, 2017	December 31, 2016

One-to-four family residential	$473,197	$590,514
Commercial real estate	890,664	708,922
Agricultural real estate	-	-
Home equity	46,715	49,542
Commercial loans	41,885	16,561
Agricultural loans	-	-
Consumer loans	121,439	164,472

Total	$1,573,900	$1,530,011

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2017:
U.S. government and agencies	$13,965,375	$44	$(517,447)	$13,447,972
Mortgage-backed securities (government-sponsored enterprises - residential)	53,765,575	100,681	(793,137)	53,073,119
Municipal bonds	41,986,414	634,317	(380,439)	42,240,292
	$109,717,364	$735,042	$(1,691,023)	$108,761,383

December 31, 2016:
U.S. government and agencies	$13,985,863	$9,641	$(661,964)	$13,333,540
Mortgage-backed securities (government-sponsored enterprises - residential)	45,457,262	70,512	(1,114,597)	44,413,177
Municipal bonds	42,500,579	558,776	(644,632)	42,414,723
	$101,943,704	$638,929	$(2,421,193)	$100,161,440

The amortized cost and fair value of available-for-sale securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$326,927	$327,111
More than one to five years	5,882,828	5,987,043
More than five to ten years	27,619,743	27,668,950
After ten years	22,122,291	21,705,160
	55,951,789	55,688,264
Mortgage-backed securities (government-sponsored enterprises - residential)	53,765,575	53,073,119
	$109,717,364	$108,761,383

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $42,281,000 at March 31, 2017 and $42,263,000 at December 31, 2016.

The book value of securities sold under agreement to repurchase amounted to $3,304,000 at March 31, 2017 and $7,135,000 at December 31, 2016. At March 31, 2017, we had $2,035,000 of repurchase agreements secured by U.S. government agency bonds and $1,269,000 of repurchase agreements secured by mortgage backed securities. All of our repurchase agreements mature overnight. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $129,000 and $105,000 and gross losses of $0 and $3,000 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2017 and 2016, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2017 and December 31, 2016 were $77,067,000, and $71,583,000, respectively, which was approximately 71% of the Company’s available-for-sale investment portfolio at each date.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2017 and December 31, 2016.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
March 31, 2017
U.S. government agencies	$(517,447)	$12,947,928	$-	$-	$(517,447)	$12,947,928
Mortgage-backed securities (government sponsored enterprises - residential)	(793,137)	46,174,418	-	-	(793,137)	46,174,418
Municipal bonds	(367,880)	17,437,295	(12,559)	507,856	(380,439)	17,945,151

Total	$(1,678,464)	$76,559,641	$(12,559)	$507,856	$(1,691,023)	$77,067,497

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
December 31, 2016
U.S. government agencies	$(661,964)	$12,333,924	$-	$-	$(661,964)	$12,333,924
Mortgage-backed securities (government sponsored enterprises - residential)	(1,114,597)	37,144,915	-	-	(1,114,597)	37,144,915
Municipal bonds	(644,632)	22,104,420	-	-	(644,632)	22,104,420

Total	$(2,421,193)	$71,583,259	$-	$-	$(2,421,193)	$71,583,259

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017 and December 31, 2016.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31, 2017	December 31, 2016
Net unrealized gain (loss) on securities available-for-sale	$(955,981)	$(1,782,264)
Tax effect	325,034	605,970
Net-of-tax amount	$(630,947)	$(1,176,294)

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three months ended March 31, 2017 and 2016, were as follows:

	Amounts Reclassified
	from AOCI
			Affected Line Item in the
	March 31, 2017	March 31, 2016	Statements of Income
Realized gains on securities available-for-sale securities	$128,617	$101,561	Net realized gains on sales of available-for-sale securities
	128,617	101,561
Tax effect	(43,730)	(34,531)	Income taxes
Total reclassification out of AOCI	$84,887	$67,030	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016:

		March 31, 2017
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$13,447,972	$-	$13,447,972	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	53,073,119	-	53,073,119	-
Municipal bonds	42,240,292	-	42,240,292	-

		December 31, 2016
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$13,333,540	$-	$13,333,540	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	44,413,177	-	44,413,177	-
Municipal bonds	42,414,723	-	42,414,723	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2017.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016:

March 31, 2017
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,475,184	$-	$-	$1,475,184
Real estate owned	194,204	-	-	194,204

December 31, 2016
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,157,329	$-	$-	$1,157,329
Mortgage servicing rights	552,827	-	-	552,827

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/17	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,475,184	Market comparable properties	Marketability discount	20% – 30% (25%)

Real estate owned	194,204	Market comparable Properties	Comparability Adjustment	(6%)

	Fair Value at 12/31/16	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,157,329	Market comparable properties	Marketability discount	20% – 30% (25%)

Mortgage servicing rights	552,827	Discounted cash flow	Discount rate PSA standard prepayment model rate	9% –13.5% (10.25%) 104 – 300 (153)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016:

		March 31, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$8,659,129	$8,659,129	$-	$-
Interest-earning time deposits in banks	750,000	750,000	-	-
Other investments	54,774	-	54,774	-
Loans held for sale	265,000	-	265,000	-
Loans, net of allowance for loan losses	178,547,718	-	-	177,853,992
Federal Home Loan Bank stock	352,200	-	352,200	-
Interest receivable	1,774,187	-	1,774,187	-
Financial Liabilities
Deposits	258,640,977	-	184,043,906	75,329,265
Other borrowings	3,304,175	-	3,304,175	-
Advances from borrowers for taxes and insurance	1,626,139	-	1,626,139	-
Interest payable	93,255	-	93,255	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$12,909,924	$12,909,924	$-	$-
Interest-earning time deposits	750,000	750,000	-	-
Other investments	55,481	-	55,481	-
Loans held for sale	503,003	-	503,003	-
Loans, net of allowance for loan losses	184,448,003	-	-	183,941,877
Federal Home Loan Bank stock	363,800	-	363,800	-
Interest receivable	1,588,545	-	1,588,545	-
Financial Liabilities
Deposits	258,677,960	-	178,491,424	81,241,011
Short-term borrowings	7,135,182	-	7,135,182	-
Advances from borrowers for taxes and insurance	1,102,204	-	1,102,204	-
Interest payable	106,755	-	106,755	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ended March 31, 2017 and the year ended December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Balance, beginning of period	$552,827	$597,713
Servicing rights capitalized	20,768	87,579
Amortization of servicing rights	(18,713)	(107,239)
Write-downs	-	(72,580)
Change in valuation allowance	-	47,354
Balance, end of period	$554,882	$552,827

Activity in the valuation allowance for mortgage servicing rights for the three month period ended March 31, 2017 and the year ended December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Balance, beginning of period	$-	$47,354
Additions	-	38,967
Reductions due to write-downs		(72,580)
Reductions due to payoff of loans	-	(13,741)
Balance, end of period	$-	$-

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2017 and 2016 is shown below.

	March 31, 2017	March 31, 2016
Computed at the statutory rate (34%)	$352,143	$386,491
Increase (decrease) resulting from
Tax exempt interest	(109,662)	(113,550)
State income taxes, net	47,224	51,698
Increase in cash surrender value	(13,837)	(14,817)
Other, net	280	(461)

Actual tax expense	$276,148	$309,361

12.	COMMITMENTS AND CONTINGENCIES

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

Forward Looking Statements

This Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, the effect of the current state of the financial markets, changes in interest rates, general economic conditions and the state of the United States economy, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing of products and services.

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

Financial Condition

March 31, 2017 Compared to December 31, 2016

Total assets at March 31, 2017 were $317.5 million, a decrease of $1.8 million, or 0.6%, from $319.3 million at December 31, 2016. The decrease in total assets was primarily due to decreases of $5.9 million in loans receivable and $4.2 million in cash and cash equivalents. The decrease was partially offset by an increase of $8.7 million in mortgage-backed securities.

Cash and cash equivalents decreased $4.2 million, or 32.9%, to $8.7 million at March 31, 2017, from $12.9 million at December 31, 2016. Mortgage-backed securities increased $8.7 million, or 19.5%, to $53.1 million at March 31, 2017, from $44.4 million at December 31, 2016. The increase in mortgage-backed securities reflected the investment of cash and cash equivalents and funds from the loan portfolio.

Net loans receivable (excluding loans held for sale) decreased $5.9 million, or 3.2%, to $178.5 million at March 31, 2017 from $184.4 million at December 31, 2016. The decrease in loans was primarily due to decreases of $3.5 million in agricultural business loans, which reflected paydowns on lines of credit, and $2.6 million in commercial real estate. The decrease in commercial real estate primarily reflected the payoff of a $3.1 million loan after the sale of the securing property.

At March 31, 2017 and December 31, 2016, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits decreased $37,000 to $258.6 million at March 31, 2017 from $258.7 million at December 31, 2016. The slight decrease was primarily due to a $5.5 million decrease in time deposits, partially offset by an increase of $5.4 million in transaction accounts. Other borrowings, which consisted of $3.3 million in overnight repurchase agreements at March 31, 2017, decreased a total of $3.8 million, or 53.7%, from December 31, 2016. The repurchase agreements are a cash management service provided to our commercial deposit customers.

Total stockholders’ equity increased $1.2 million, or 2.5%, to $47.4 million at March 31, 2017, compared to $46.2 million at December 31, 2016. The increase in stockholders’ equity was the result of $760,000 in net income and a $545,000 decrease in accumulated other comprehensive loss, partially offset by the payment of $178,000 in cash dividends. Accumulated other comprehensive loss decreased primarily due to an increase in unrealized gains, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio due to a decrease in market interest rates. Accumulated other comprehensive income (loss) does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General: Net income for the three months ended March 31, 2017 was $760,000, or $0.43 per common share, basic, and $0.42 per common share, diluted, compared to net income of $827,000, or $0.47 per common share, basic, and $0.46 per common share, diluted, for the three months ended March 31, 2016. Net income decreased $67,000 during the first quarter of 2017, as compared to the prior year quarter, due to a decrease of $115,000 in net interest income and an increase of $54,000 in noninterest expense, partially offset by an increase of $69,000 in noninterest income and a decrease of $33,000 in income taxes.

Interest Income: Total interest income for the three months ended March 31, 2017 decreased $108,000, or 3.7%, to $2.8 million during the first quarter of 2017, compared to the same period in 2016. The decrease in interest income reflected decreases of $162,000 in interest income on loans, $50,000 in interest income on investment securities and $2,000 in interest income on other interest-earning assets, partially offset by an increase of $106,000 in interest income on mortgage-backed securities.

Interest income on loans decreased $162,000 to $2.2 million during the first quarter of 2017. The decrease in interest income on loans was due to decreases in the average balance and average yield of loans. The average balance of loans decreased $8.3 million to $183.7 million during the first quarter of 2017, from $192.1 million during the first quarter of 2016. The decrease in the average balance of the loan portfolio reflected decreases in the average balance of agricultural business loans and commercial real estate loans. The average yield of the loan portfolio decreased 13 basis points to 4.72% during the first quarter of 2017, compared to 4.85% during the first quarter of 2016. The decrease in the average yield reflected lower market rates of interest and the competitive lending environment.

Interest income on investment securities decreased $50,000 to $386,000 during the first quarter of 2017 compared to $436,000 during the first quarter of 2016. The decrease resulted primarily from a decrease in the average balance of investment securities of $6.4 million to $54.4 million during the first quarter of 2017, compared to $60.9 million during the first quarter of 2016. The decrease in the average balance of investment securities reflected decreases in the average balance of U.S. agency bonds and municipal bonds, primarily due to sales. The average yield of investment securities decreased to 2.84% during the first quarter of 2017 from 2.86% during the first quarter of 2016. The majority of our investment portfolio consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities increased $106,000 to $236,000 during the first quarter of 2017, compared to $130,000 during the first quarter of 2016. The increase primarily reflected a $28.9 million increase in the average balance of mortgage-backed securities to $50.1 million during the first quarter of 2017, compared to $21.2 million during the first quarter of 2016. The increase in the average balance of mortgage-backed securities reflected the investment of funds from loan payments and sales of investment securities, as loan demand remained weak and acceptable higher-yielding investment securities were not available. The increase in the average balance of mortgage-backed securities was partially offset by a 57 basis points decrease in the average yield of mortgage-backed securities to 1.89% during the first quarter of 2017 from 2.46% during the first quarter of 2016. The average yield was impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities. The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $145,000 to $189,000 during the first quarter of 2017, compared to $44,000 during the first quarter of 2016.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, decreased $2,000 to $12,000 during the first quarter of 2017, compared to the first quarter of 2016. The average yield on other interest-earning assets decreased 49 basis points to 0.57% during the first quarter of 2017 from 1.06% during the first quarter of 2016. The decrease in the average yield reflected a decrease in the average balance of higher-yielding time deposit accounts. The decrease in the average yield was partially offset by a $2.5 million increase in the average balance of other interest-earning assets to $7.9 million during the three months ended March 31, 2017 compared to $5.4 million for the three months ended March 31, 2016.

Interest Expense: Total interest expense increased $7,000, or 2.8%, to $256,000 for the three months ended March 31, 2017 compared to $249,000 for the three months ended March 31, 2016. The higher interest expense primarily reflected a $9,000 increase in interest expense on deposits.

Interest expense on deposits increased $9,000 to $251,000 during the first quarter of 2017 compared to $242,000 during the first quarter of 2016. The increase in interest expense on deposits was primarily due to a $14.6 million increase in the average balance of deposits. The average balance of deposits increased to $223.3 million during the first quarter of 2017 from $208.7 million during the first quarter of 2016. The increase reflected a $16.3 million increase in the average balance of lower cost transaction accounts, partially offset by a $1.7 million decrease in the average balance of time deposit accounts. The average rate paid on deposits decreased to 0.45% during the first quarter of 2017 from 0.46% during the first quarter of 2016.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, decreased $2,000 to $5,000 during the first quarter of 2017. The average balance of borrowed funds decreased $5.1 million to $3.9 million during the first quarter of 2017, compared to $9.0 million during the first quarter of 2016. The average rate paid on borrowed funds increased to 0.55% during the first quarter of 2017, compared to 0.31% during the first quarter of 2016, which reflected the increase in short-term rates.

Net Interest Income: As a result of the changes in interest income and interest expense noted above, net interest income decreased by $115,000, or 4.4%, to $2.5 million for the three months ended March 31, 2017 compared to the same time period in 2016. Our net interest margin decreased 37 basis points to 3.44% during the first quarter of 2017, compared to 3.81% during the first quarter of 2016, reflecting the movement of funds from higher-yielding loans to lower-yielding mortgage-backed securities. Our interest rate spread decreased 38 basis points to 3.33% during the first quarter of 2017 from 3.71% during the first quarter of 2016. Our ratio of interest earning assets to interest bearing liabilities increased to 1.30x for the three months ended March 31, 2017 from 1.28x for the three months ended March 31, 2016.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016

Balance at beginning of period	$3,007,395	$2,919,594
Charge-offs:
One-to-four family residential	18,367	20,465
Total	18,367	20,465
Recoveries:
One-to-four family residential	6,550	4,081
Commercial real estate	3,872	29
Home equity	2,525	525
Commercial	29	-
Consumer	3,404	927
Total	16,380	5,562
Net loan charge-offs	1,987	14,903
Provisions charged to expense	30,000	30,000
Balance at end of period	$3,035,408	$2,934,691

The provision for loan losses totaled $30,000 during the first quarters of 2017 and 2016. The allowance for loan losses increased $28,000 to $3.0 million at March 31, 2017 from December 31, 2016. Net charge-offs decreased $13,000 during the first quarter of 2017, compared to the first quarter of 2016. Loans delinquent 30 days or more increased $504,000 to $1.8 million, or 0.99% of total loans, as of March 31, 2017, from $1.3 million, or 0.69% of total loans, as of December 31, 2016. Loans delinquent 30 days or more totaled $1.8 million, or 0.93% of total loans at March 31, 2016. The increase during the first quarter of 2017 reflected the delinquency of a $699,000 commercial real estate loan, which is in the process of collection.

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

	March 31, 2017	December 31, 2016

Nonaccrual loans:
One-to-four family residential	$473,197	$590,514
Commercial real estate	890,664	708,922
Home equity	46,715	49,542
Commercial business	41,885	16,561
Consumer	121,439	164,472
Total	$1,573,900	$1,530,011

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	194,204	-
Total	$194,204	$-

Total nonperforming assets	$1,768,104	$1,530,011

Total nonperforming loans as a percentage of total loans	0.87%	0.82%
Total nonperforming assets as a percentage of total assets	0.56%	0.48%

Nonperforming assets increased $238,000 to $1.8 million, or 0.56% of total assets, as of March 31, 2017, compared to $1.5 million, or 0.48% of total assets, as of December 31, 2016. The increase in nonperforming assets was primarily due to an increase of $194,000 in foreclosed residential real estate assets.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2017 and December 31, 2016. All nonaccrual loans are automatically placed on the watch list. The $1.1 million increase in substandard credits reflected the addition of two commercial real estate borrowers totaling $862,000 and one agricultural real estate borrower totaling $237,000.

	March 31, 2017	December 31, 2016

Special Mention credits	$2,547,601	$2,431,451
Substandard credits	6,322,549	5,228,946
Total watch list credits	$8,870,150	$7,660,397

Non-Interest Income: Non-interest income increased $69,000, or 6.7%, to $1.1 million during the first quarter of 2017. The increase in non-interest income was primarily due to increases of $43,000 from net income on mortgage banking operations and $27,000 in gains on the sale of available-for-sale securities. Net income on mortgage banking operations increased due to a higher volume of loan sales during the first quarter of 2017, as we sold $5.0 million of loans to the secondary market during the first quarter of 2017, compared to $2.7 million during the same period of 2016. The higher volume of sales reflected an increased volume of mortgage originations, which are affected by changes in market interest rates. The increase in gains on the sale of securities reflected higher gains on the sale of municipal bonds due to be called during 2017. Securities totaling $9.0 million were sold during the first quarter of 2017 compared to $13.9 million during the same period of 2016.

Non-Interest Expense: Total non-interest expense increased $54,000, or 2.2%, to $2.6 million for the first quarter of 2017 compared to the same period of 2016. The increase in non-interest expense consisted primarily of increases of $60,000 in other non-interest expense and $31,000 in data processing and telecommunications expense, partially offset by a decrease of $20,000 in compensation and benefits expense. The increase in other non-interest expense reflected a $50,000 increase in real estate owned expense to $2,000 during the quarter ended March 31, 2017. The first quarter of 2016 benefitted from $48,000 in gains on the sale of properties. The increase in data processing and telecommunications expense related to the upgrading of our network monitoring equipment and support services during 2017. The decrease in compensation and benefits expense reflects a reduction in full-time equivalent employees to 89 at March 31, 2017, from 92 at March 31, 2016.

Income Taxes: The provision for income taxes decreased $33,000 to $276,000 during the first quarter of 2017 compared to the same period of 2016. The decrease in the income tax provision reflected a decrease in taxable income during the first quarter of 2017 as compared to the same period of 2016. The effective tax rate was 26.7% and 27.2% during the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. Cash and cash equivalents totaled $8.7 million and $12.9 million at March 31, 2017 and December 31, 2016, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the three months ended March 31, 2017, the most significant sources of funds have been sales of investment securities and principal repayments on loans and mortgage-backed securities. These funds have been used primarily for purchases of investment and mortgage-backed securities and the reduction of other borrowings.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At March 31, 2017, the Company had no outstanding FHLB advances and approximately $67.9 million available to be accessed under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at March 31, 2017 and December 31, 2016 were 39.0% and 36.3%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016

Commitments to fund loans	$51,292,855	$47,944,348
Standby letters of credit	60,000	110,000

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). In addition, the Bank is subject to the new capital conservation buffer which began phasing in during the first quarter of 2016 at 0.625% of risk-weighted assets. For 2017, the conservation buffer is 1.25% of risk-weighted assets. The capital conservation buffer will continue to increase 0.625% each year until fully phased in at 2.50% of risk-weighted assets beginning in the first quarter of 2019. Management believes that at March 31, 2017, the Bank met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At March 31, 2017, the Bank’s core capital ratio was 12.99% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At March 31, 2017, minimum requirements and the Bank's actual ratios are as follows:

	March 31, 2017	Minimum	Minimum Required
	Actual	Required	With Capital Buffer
Tier 1 Capital to Average Assets	12.99%	4.00%	4.000%
Common Equity Tier 1	19.20%	4.50%	5.750%
Tier 1 Capital to Risk-Weighted Assets	19.20%	6.00%	7.250%
Total Capital to Risk-Weighted Assets	20.46%	8.00%	9.250%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31,
	2017			2016
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$183,738	$2,167	4.72%	$192,072	$2,329	4.85%
Investment securities	54,438	386	2.84%	60,853	436	2.86%
Mortgage-backed securities	50,053	236	1.89%	21,194	130	2.46%
Other	7,919	12	0.57%	5,372	14	1.06%
Total interest-earning assets	296,148	2,801	3.78%	279,491	2,909	4.16%

Non-interest earnings assets	19,555			20,435
Total assets	$315,703			$299,926

Interest-bearing liabilities:
Interest-bearing checking	$56,489	$51	0.36%	$45,697	$27	0.24%
Savings accounts	45,685	23	0.20%	42,147	21	0.20%
Certificates of deposit	76,693	148	0.77%	78,353	166	0.85%
Money market savings	36,227	26	0.28%	35,184	25	0.29%
Money market deposits	8,181	3	0.16%	7,272	3	0.15%
Total interest-bearing deposits	223,275	251	0.45%	208,653	242	0.46%
Federal Home Loan Bank advances	5	-	0.72%	4,943	4	0.29%
Short-term borrowings	3,903	5	0.55%	4,051	3	0.34%
Total borrowings	3,908	5	0.55%	8,994	7	0.31%
Total interest-bearing liabilities	227,183	256	0.45%	217,647	249	0.46%

Non-interest bearing liabilities	41,854			36,092
Stockholders' equity	46,666			46,187

Total liabilities/stockholders' equity	$315,703			$299,926

Net interest income		$2,545			$2,660

Interest rate spread (average yield earned minus average rate paid)			3.33%			3.71%

Net interest margin (net interest income divided by average interest-earning assets)			3.44%			3.81%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended March 31,
	2017 Compared to 2016
	Increase (Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(63)	$(99)	$(162)
Investment securities	(4)	(46)	(50)
Mortgage-backed securities	(36)	142	106
Other	(8)	6	(2)
Total net change in income on interest-earning assets	(111)	3	(108)

Interest-bearing liabilities:
Interest-bearing checking	16	7	23
Savings accounts	1	2	3
Certificates of deposit	(15)	(3)	(18)
Money market savings	-	1	1
Money market deposits	-	-	-
Total interest-bearing deposits	2	7	9
Federal Home Loan Bank advances	2	(6)	(4)
Short-term borrowings	2	-	2
Total borrowings	4	(6)	(2)
Total net change in expense on interest-bearing liabilities	6	1	7

Net change in net interest income	$(117)	$2	$(115)

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

The following table shows projected results at March 31, 2017 and December 31, 2016 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	March 31, 2017		December 31, 2016		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	(26)	-0.23%	(99)	-0.87%	>(20.00)%
+ 200 basis points	(28)	-0.24%	(64)	-0.56%	>(20.00)%
+ 100 basis points	(12)	-0.11%	(13)	-0.12%	>(12.50)%
- 100 basis points	(166)	-1.45%	(195)	-1.70%	>(12.50)%

The table above indicates that as of March 31, 2017, in the event of a 200 basis point increase in interest rates, we would experience a 0.24% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1.45% decrease in net interest income.

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

JACKSONVILLE BANCORP, INC.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) or 15d-15(d) of the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

At March 31, 2017, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1.A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K for the year ended December 31, 2016.

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 05/02/2017	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Executive Vice President and Chief Financial Officer

EXHIBITS