Form 10-Q
period 2017-06-30
Jacksonville Bancorp, Inc.
filed 2017-08-10
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

                          ☐ Yes    ☒ No

As of August 1, 2017, there were 1,812,871 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

June 30, 2017

EXHIBITS

Section 302 Certifications
Section 906 Certification
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Label Linkbase Document
XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,176,893	$12,909,924
Interest-earning time deposits in banks	998,000	750,000
Investment securities - available for sale	51,793,390	55,748,263
Mortgage-backed securities - available for sale	53,526,551	44,413,177
Federal Home Loan Bank stock	428,500	363,800
Other investment securities	54,087	55,481
Loans held for sale – net	788,850	503,003
Loans receivable - net of allowance for loan losses of $3,052,461 and $3,007,395 as of June 30, 2017 and December 31, 2016	185,577,949	184,448,003
Premises and equipment - net	4,368,840	4,498,653
Cash surrender value of life insurance	7,355,322	7,271,438
Accrued interest receivable	1,727,871	1,588,545
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights	550,586	552,827
Real estate owned	10,500	-
Income taxes receivable	163,994	45,444
Deferred income taxes	2,006,728	2,738,789
Other assets	564,085	704,845

Total Assets	$335,818,713	$319,318,759

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$273,311,312	$258,677,960
Other borrowings	5,857,377	7,135,182
Advance payments by borrowers for taxes and insurance	1,192,169	1,102,204
Accrued interest payable	97,949	106,755
Deferred compensation payable	4,766,297	4,680,268
Dividends payable	180,722	179,904
Other liabilities	1,334,911	1,190,921
Total liabilities	286,740,737	273,073,194

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,812,871 shares as of June 30, 2017 and 1,800,244 shares as of December 31, 2016	18,129	18,002
Additional paid-in-capital	14,102,512	13,908,728
Retained earnings	34,875,802	33,667,499
Less: Unallocated ESOP shares	(160,010)	(172,370)
Accumulated other comprehensive income (loss)	241,543	(1,176,294)
Total stockholders' equity	49,077,976	46,245,565

Total Liabilities and Stockholders' Equity	$335,818,713	$319,318,759

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,179,397	$2,302,183	$4,346,605	$4,630,961
Investment securities	388,203	437,575	774,129	873,405
Mortgage-backed securities	224,073	96,881	460,132	227,184
Other	24,511	13,146	35,874	27,370
Total interest income	2,816,184	2,849,785	5,616,740	5,758,920

INTEREST EXPENSE:
Deposits	274,350	244,181	524,971	486,032
Other borrowings	10,421	3,003	15,766	10,062
Total interest expense	284,771	247,184	540,737	496,094

NET INTEREST INCOME	2,531,413	2,602,601	5,076,003	5,262,826

PROVISION FOR LOAN LOSSES	30,000	30,000	60,000	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,501,413	2,572,601	5,016,003	5,202,826

NON-INTEREST INCOME:
Fiduciary activities	83,315	82,670	171,475	162,674
Commission income	294,404	286,240	616,000	634,806
Service charges on deposit accounts	196,699	173,212	374,645	340,399
Mortgage banking operations, net	64,862	58,002	133,345	83,274
Net realized gains on sales of available-for-sale securities	98,057	106,537	226,674	208,098
Loan servicing fees	85,340	83,589	169,939	168,115
ATM and bank card interchange income	183,637	174,758	355,439	335,403
Other	61,720	69,662	128,811	140,976
Total non-interest income	1,068,034	1,034,670	2,176,328	2,073,745

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,635,074	1,680,543	3,317,205	3,382,683
Occupancy and equipment	263,756	250,041	523,159	506,982
Data processing and telecommunications	161,142	146,746	329,058	283,359
Real estate owned expense	(89,829)	(989)	(88,154)	(49,678)
Professional	49,488	50,769	88,610	106,605
Postage and office supplies	56,100	58,689	115,078	123,325
ATM and bank card expense	104,559	102,246	208,356	189,895
Other	276,286	275,988	550,434	553,423
Total non-interest expense	2,456,576	2,564,033	5,043,746	5,096,594

INCOME BEFORE INCOME TAXES	1,112,871	1,043,238	2,148,585	2,179,977
INCOME TAXES	306,962	277,732	583,110	587,093

NET INCOME	$805,909	$765,506	$1,565,475	$1,592,884
	-	-
NET INCOME PER COMMON SHARE - BASIC	$0.45	$0.43	$0.88	$0.90
NET INCOME PER COMMON SHARE - DILUTED	$0.45	$0.43	$0.87	$0.89
DIVIDENDS DECLARED PER SHARE	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net Income	$805,909	$765,506	$1,565,475	$1,592,884

Other Comprehensive Income
Unrealized appreciation on available- for-sale securities, net of taxes of $482,804 and $365,437 for the three months ended June 30, 2017 and 2016, respectively, and $807,470 and $523,401 for the six months ended June 30, 2017 and 2016, respectively.	937,208	709,380	1,567,442	1,016,016
Less: reclassification adjustment for realized gains included in net income, net of taxes of $33,339 and $36,222, for the three months ended June 30, 2017 and 2016, respectively. and $77,069 and $70,753 for the six months ended June 30, 2017 and 2016, respectively.	64,718	70,315	149,605	137,345
	872,490	639,065	1,417,837	878,671

Comprehensive Income	$1,678,399	$1,404,571	$2,983,312	$2,471,555

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders'
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2016	$18,002	$13,908,728	$33,667,499	$(172,370)	$(1,176,294)	$46,245,565

Net Income	-	-	1,565,475	-	-	1,565,475

Other comprehensive income	-	-	-	-	1,417,837	1,417,837

Stock repurchases	(33)	(104,256)	-	-	-	(104,289)

Exercise of stock options	160	242,384	-	-	-	242,544
Tax benefit of non-qualified options	-	8,185	-	-	-	8,185
Vesting options expense	-	22,232	-	-	-	22,232

Shares held by ESOP, committed to be released	-	25,239	-	12,360	-	37,599

Dividends ($0.20 per share)	-	-	(357,172)	-	-	(357,172)

BALANCE, JUNE 30, 2017	$18,129	$14,102,512	$34,875,802	$(160,010)	$241,543	$49,077,976

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,565,475	$1,592,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	216,045	190,835
Amortization of investment premiums and discounts, net	586,924	249,993
Accretion of loan discounts	(259)	(259)
Net realized gains on sales of available-for-sale securities	(226,674)	(208,098)
Provision for loan losses	60,000	60,000
Mortgage banking operations, net	(133,345)	(83,274)
Gain on sale of real estate owned	(89,211)	(59,609)
Shares held by ESOP commited to be released	37,599	30,431
Tax benefit related to stock options exercised	8,185	3,696
Stock option compensation expense	22,232	44,711
Changes in income taxes payable	(118,550)	(19,776)
Changes in assets and liabilities	140,423	(124,711)
Net cash provided by operations before loan sales	2,068,844	1,676,823
Origination of loans for sale to secondary market	(9,261,947)	(6,434,650)
Proceeds from sales of loans to secondary market	9,111,686	6,984,075
Net cash provided by operating activities	1,918,583	2,226,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-earning time deposits	(248,000)	238,000
Purchases of investment and mortgage-backed securities	(26,853,547)	(32,416,045)
Maturity or call of investment securities available-for-sale	870,000	4,600,000
Sale of investment securities available-for-sale	19,091,709	21,630,529
Net change in Federal Home Loan Bank stock	(64,700)	750,000
Principal payments on mortgage-backed and investment securities	3,522,719	2,808,961
Proceeds from sale of real estate owned	255,665	149,202
Net change in loans	(1,366,641)	4,045,382
Additions to premises and equipment	(86,232)	(32,675)

Net cash provided (used in) by investing activities	(4,879,027)	1,773,354

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$14,633,352	$14,979,111
Net change in other borrowings	(1,277,805)	(11,595,830)
Increase in advance payments by borrowers for taxes and insurance	89,965	181,117
Exercise of stock options	242,544	173,649
Stock repurchases	(104,289)	(119,315)
Dividends paid - common stock	(356,354)	(2,084,928)

Net cash provided by financing activities	13,227,413	1,533,804

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,266,969	5,533,406

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,909,924	4,103,432

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,176,893	$9,636,838

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$533,777	$497,923
Interest on other borrowings	15,766	11,587
Income taxes paid	700,000	750,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$233,204	$114,400
Loans to facilitate sales of real estate owned	-	127,900

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2017 and the results of its operations for the three and six month periods ended June 30, 2017 and 2016. The results of operations for the three and six month periods ended June 30, 2017 and 2016 are not necessarily indicative of the results which may be expected for the entire year, or any other interim period. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2016 filed as an exhibit to the Company’s Form 10-K filed in March 2017. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to prevailing practices within the industry.

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

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income available to common shareholders	$805,909	$765,506	$1,565,475	$1,592,884

Basic average shares outstanding	1,790,008	1,775,726	1,787,311	1,773,321

Diluted potential common shares:
Stock option equivalents	14,758	16,458	14,496	15,044
Diluted average shares outstanding	1,804,766	1,792,184	1,801,807	1,788,365

Basic earnings per share	$0.45	$0.43	$0.88	$0.90

Diluted earnings per share	$0.45	$0.43	$0.87	$0.89

4.	STOCK–BASED COMPENSATION

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

A summary of ESOP shares at June 30, 2017 and 2016 is shown below.

	June 30, 2017	June 30, 2016
Unearned shares	14,765	18,787
Shares committed for release	1,236	1,192
Allocated shares	61,336	61,659
Total ESOP shares	77,337	81,638

Fair value of unearned shares	$496,031	$544,228

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

The following table summarizes stock option activity for the six months ended June 30, 2017.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2016	47,488	$15.65
Granted	-	-
Exercised	(16,021)	15.65
Forfeited	(400)	15.65

Outstanding, June 30, 2017	31,067	$15.65	4.75	$476,878

Exercisable, June 30, 2017	29,282	$15.65	4.75	$449,479

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $31.00 per share on June 30, 2017.

5.	LOAN PORTFOLIO COMPOSITION

At June 30, 2017 and December 31, 2016, the composition of the Company’s loan portfolio is shown below.

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$46,659,127	25.2%	$45,311,103	24.6%
Commercial	38,887,030	20.9	41,477,480	22.5
Agricultural	39,205,476	21.1	38,271,758	20.7
Home equity	10,705,655	5.8	11,606,002	6.3
Total real estate loans	135,457,288	73.0	136,666,343	74.1

Commercial loans	25,843,951	13.9	21,617,744	11.7
Agricultural loans	12,155,960	6.5	14,649,622	7.9
Consumer loans	15,183,300	8.2	14,543,356	7.9
Total loans receivable	188,640,499	101.6	187,477,065	101.6

Less:
Net deferred loan fees	10,089	0.0	21,667	0.0
Allowance for loan losses	3,052,461	1.6	3,007,395	1.6
Total loans receivable, net	$185,577,949	100.0%	$184,448,003	100.0%

The Company believes that originating or purchasing sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for the business model and markets. The Company’s principal lending activities include the origination of one-to four-family residential mortgage loans, multi-family loans, commercial real estate loans, agricultural loans, home equity lines of credits, commercial business loans, and consumer loans. The primary lending market includes the Illinois counties of Cass, Morgan, Macoupin, Montgomery, and surrounding counties. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended June 30, 2017, June 30, 2016, and December 31, 2016.

	June 30, 2017
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2017	$771,128	$1,215,729	$218,160	$158,787	$274,903	$133,864	$173,065	$89,772	$3,035,408
Provision charged to expense	19,066	(13,006)	2,700	(7,646)	41,611	(23,999)	1,126	10,148	30,000
Losses charged off	(23,415)	-	-	-	-	-	(3,773)	-	(27,188)
Recoveries	5,713	5,808	-	525	-	-	2,195		14,241
Ending balance, June 30, 2017	$772,492	$1,208,531	$220,860	$151,666	$316,514	$109,865	$172,613	$99,920	$3,052,461

Beginning Balance, January 1, 2017	$832,000	$1,044,553	$191,359	$173,626	$301,478	$167,469	$182,653	$114,257	$3,007,395
Provision charged to expense	(29,989)	154,298	29,501	(25,010)	15,007	(57,604)	(11,866)	(14,337)	60,000
Losses charged off	(41,782)	-	-	-	-	-	(3,773)	-	(45,555)
Recoveries	12,263	9,680	-	3,050	29	-	5,599	-	30,621
Ending balance, June 30, 2017	$772,492	$1,208,531	$220,860	$151,666	$316,514	$109,865	$172,613	$99,920	$3,052,461

Ending balance:
individually evaluated for impairment	$253,398	$884,468	$-	$-	$59,841	$8,969	$-	$-	$1,206,676
Ending balance:
collectively evaluated for impairment	$519,094	$324,063	$220,860	$151,666	$256,673	$100,896	$172,613	$99,920	$1,845,785

Loans:
Ending balance	$46,659,127	$38,887,030	$39,205,476	$10,705,655	$25,843,951	$12,155,960	$15,183,300	$-	$188,640,499
Ending balance:
individually evaluated for impairment	$714,392	$2,476,699	$-	$50,664	$511,604	$379,307	$-	$-	$4,132,666
Ending balance:
collectively evaluated for impairment	$45,944,735	$36,410,331	$39,205,476	$10,654,991	$25,332,347	$11,776,653	$15,183,300	$-	$184,507,833

	June 30, 2016
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2016	$864,863	$900,422	$202,004	$201,537	$345,975	$160,370	$161,474	$98,046	$2,934,691
Provision charged to expense	(27,142)	10,337	3,629	(4,161)	26,196	2,293	19,485	(637)	30,000
Losses charged off	(6,414)	-	-	-	-	-	(11,899)	-	(18,313)
Recoveries	5,205	2,971	-	525	116	-	3,370	-	12,187
Ending balance, June 30, 2016	$836,512	$913,730	$205,633	$197,901	$372,287	$162,663	$172,430	$97,409	$2,958,565

Beginning Balance, January 1, 2016	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594
Provision charged to expense	24,501	(6,796)	3,715	47,598	(14,449)	(683)	10,651	(4,537)	60,000
Losses charged off	(26,879)	-	-	-	-	-	(11,899)	-	(38,778)
Recoveries	9,286	3,000	-	1,050	116	-	4,297	-	17,749
Ending balance, June 30, 2016	$836,512	$913,730	$205,633	$197,901	$372,287	$162,663	$172,430	$97,409	$2,958,565

Ending balance:
individually evaluated for impairment	$240,962	$523,618	$-	$9,561	$111,625	$-	$-	$-	$885,766
Ending balance:
collectively evaluated for impairment	$595,550	$390,112	$205,633	$188,340	$260,662	$162,663	$172,430	$97,409	$2,072,799

Loans:
Ending balance	$45,994,916	$40,409,491	$41,126,629	$11,203,055	$25,747,471	$13,424,032	$14,021,513	$-	$191,927,107
Ending balance:
individually evaluated for impairment	$638,345	$1,408,875	$-	$61,786	$256,547	$-	$-	$-	$2,365,553
Ending balance:
collectively evaluated for impairment	$45,356,571	$39,000,616	$41,126,629	$11,141,269	$25,490,924	$13,424,032	$14,021,513	$-	$189,561,554

	December 31, 2016
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2016	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594
Provision charged to expense	14,683	112,411	(10,559)	22,273	(85,258)	4,123	50,016	12,311	120,000
Losses charged off	(38,171)	-	-	-	-	-	(43,777)	-	(81,948)
Recoveries	25,884	14,616	-	2,100	116	-	7,033	-	49,749
Ending balance, December 31, 2016	$832,000	$1,044,553	$191,359	$173,626	$301,478	$167,469	$182,653	$114,257	$3,007,395

Ending balance:
individually evaluated for impairment	$304,922	$723,481	$-	$-	$56,409	$-	$-	$-	$1,084,812
Ending balance:
collectively evaluated for impairment	$527,078	$321,072	$191,359	$173,626	$245,069	$167,469	$182,653	$114,257	$1,922,583

Loans:
Ending balance	$45,311,103	$41,477,480	$38,271,758	$11,606,002	$21,617,744	$14,649,622	$14,543,356	$-	$187,477,065
Ending balance:
individually evaluated for impairment	$713,151	$1,658,323	$-	$54,011	$155,067	$-	$-	$-	$2,580,552
Ending balance:
collectively evaluated for impairment	$44,597,952	$39,819,157	$38,271,758	$11,551,991	$21,462,677	$14,649,622	$14,543,356	$-	$184,896,513

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

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination. In addition, lending relationships over $750,000, new commercial and commercial real estate loans, and watch list credits are reviewed annually by our external loan review department in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2017 and December 31, 2016.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Rating:
Pass	$43,948,259	$42,327,337	$35,794,508	$39,078,740	$38,968,976	$38,271,758	$9,969,466	$10,790,377
Special Mention	934,577	1,016,025	330,779	429,877	-	-	54,664	70,983
Substandard	1,776,291	1,967,741	2,761,743	1,968,863	236,500	-	681,525	744,642
Total	$46,659,127	$45,311,103	$38,887,030	$41,477,480	$39,205,476	$38,271,758	$10,705,655	$11,606,002

	Commercial		Agricultural		Consumer		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Rating:
Pass	$25,304,108	$21,141,466	$11,485,927	$13,845,865	$15,040,234	$14,361,125	$180,511,478	$179,816,668
Special Mention	21,487	100,234	290,726	803,757	27,588	10,575	1,659,821	2,431,451
Substandard	518,356	376,044	379,307	-	115,478	171,656	6,469,200	5,228,946
Total	$25,843,951	$21,617,744	$12,155,960	$14,649,622	$15,183,300	$14,543,356	$188,640,499	$187,477,065

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$105,407	$128,760	$235,679	$469,846	$46,189,281	$46,659,127	$-
Commercial real estate	67,885	699,499	191,843	959,227	37,927,803	38,887,030	-
Agricultural real estate	-	-	-	-	39,205,476	39,205,476	-
Home equity	36,583	28,190	-	64,773	10,640,882	10,705,655	-
Commercial	15,070	-	27,262	42,332	25,801,619	25,843,951	-
Agricultural	95,419	-	-	95,419	12,060,541	12,155,960	-
Consumer	37,565	8,253	23,562	69,380	15,113,920	15,183,300	-
Total	$357,929	$864,702	$478,346	$1,700,977	$186,939,522	$188,640,499	$-

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$237,783	$136,340	$544,425	$918,548	$44,392,555	$45,311,103	$-
Commercial real estate	-	16,273	-	16,273	41,461,207	41,477,480	-
Agricultural real estate	-	-	-	-	38,271,758	38,271,758	-
Home equity	151,482	-	-	151,482	11,454,520	11,606,002	-
Commercial	-	41,474	13,309	54,783	21,562,961	21,617,744	-
Agricultural	-	-	-	-	14,649,622	14,649,622	-
Consumer	68,077	17,757	72,150	157,984	14,385,372	14,543,356	-
Total	$457,342	$211,844	$629,884	$1,299,070	$186,177,995	$187,477,065	$-

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

The following tables present impaired loans at or for the three and six months ended June 30, 2017 and for the year ended December 31, 2016.

	Three Months Ended June 30, 2017
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$222,307	$222,307	$-	$246,216	$3,227	$3,333
Commercial real estate	791,651	791,651	-	933,900	13,163	5,787
Home equity	50,664	50,664	-	51,463	891	882
Commercial	437,256	437,256	-	438,029	5,936	4,746
Loans with a specific allowance:
One-to-four family residential	492,085	492,085	253,398	495,083	6,296	4,792
Commercial real estate	1,685,048	1,685,048	884,468	1,731,058	22,819	22,781
Commercial	74,348	74,348	59,841	77,095	707	1,015
Agricultural	379,307	379,307	8,969	379,307	4,410	4,940
Total:
One-to-four family residential	714,392	714,392	253,398	741,299	9,523	8,125
Commercial real estate	2,476,699	2,476,699	884,468	2,664,958	35,982	28,568
Home equity	50,664	50,664	-	51,463	891	882
Commercial	511,604	511,604	59,841	515,124	6,643	5,761
Agricultural	379,307	379,307	8,969	379,307	4,410	4,940
Total	$4,132,666	$4,132,666	$1,206,676	$4,352,151	$57,449	$48,276

	Six Months Ended June 30, 2017
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$222,307	$222,307	$-	$255,950	$6,790	$7,046
Commercial real estate	791,651	791,651	-	993,422	27,715	25,720
Home equity	50,664	50,664	-	52,387	1,784	1,672
Commercial	437,256	437,256	-	502,452	12,668	10,670
Loans with a specific allowance:
One-to-four family residential	492,085	492,085	253,398	497,192	12,646	9,868
Commercial real estate	1,685,048	1,685,048	884,468	1,735,764	44,841	42,792
Commercial	74,348	74,348	59,841	77,962	1,682	1,406
Agricultural	379,307	379,307	8,969	387,437	9,210	23,253
Total:
One-to-four family residential	714,392	714,392	253,398	753,142	19,436	16,914
Commercial real estate	2,476,699	2,476,699	884,468	2,729,186	72,556	68,512
Home equity	50,664	50,664	-	52,387	1,784	1,672
Commercial	511,604	511,604	59,841	580,414	14,350	12,076
Agricultural	379,307	379,307	8,969	387,437	9,210	23,253
Total	$4,132,666	$4,132,666	$1,206,676	$4,502,566	$117,336	$122,427

	Year Ended December 31, 2016
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$39,598	$39,598	$-	$41,880	$2,653	$2,888
Commercial real estate	120,172	120,172	-	272,557	13,499	14,061
Commercial	61,483	61,483	-	87,359	4,332	4,419
Home equity	54,011	54,011	-	54,067	3,670	3,871
Loans with a specific allowance:
One-to-four family residential	673,553	673,553	304,922	719,834	41,323	34,208
Commercial real estate	1,538,151	1,538,151	723,481	1,572,203	68,918	64,878
Commercial	93,584	93,584	56,409	165,473	7,580	7,814
Total:
One-to-four family residential	713,151	713,151	304,922	761,714	43,976	37,096
Commercial real estate	1,658,323	1,658,323	723,481	1,844,760	82,417	78,939
Commercial	155,067	155,067	56,409	252,832	11,912	12,233
Home equity	54,011	54,011	-	54,067	3,670	3,871
Total	$2,580,552	$2,580,552	$1,084,812	$2,913,373	$141,975	$132,139

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

The following table presents the recorded balance, at original cost, of TDRs, as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016

One-to-four family residential	$750,133	$836,867
Commercial real estate	1,323,949	1,362,088
Agricultural real estate	236,500	-
Home equity	5,302	6,009
Commercial loans	264,693	245,710
Agricultural loans	93,914	-
Consumer loans	71,582	81,880

Total	$2,746,073	$2,532,554

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016

One-to-four family residential	$750,133	$666,744
Commercial real estate	643,646	1,362,088
Agricultural real estate	236,500	-
Home equity	5,302	6,009
Commercial loans	264,693	245,710
Agricultural loans	93,914	-
Consumer loans	71,582	57,540

Total	$2,065,770	$2,338,091

The following tables present loans modified as TDRs during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	2	$96,030	2	$96,030
Commercial real estate	-	-	1	457,963
Agricultural real estate	-	-	1	236,500
Home equity	-	-	-	-
Commercial loans	-	-	1	48,899
Agricultural loans	1	93,914	1	93,914
Consumer loans	-	-	-	-

Total	3	$189,944	6	$933,306

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$40,934
Commercial real estate	-	-	-	-
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	-	-	-	-
Agricultural loans	-	-	-	-
Consumer loans	-	-	-	-

Total	-	$-	1	$40,934

2017 Modifications

The Company modified two residential real estate loans totaling $96,030. The modifications were made to lower the rate on one note and extend the payment schedule on the other note for three months. The Company modified one commercial real estate loan with a recorded investment of $457,963. The modification was made to lower the rate and extend the amortization. The Company modified one agricultural real estate loan with a recorded investment of $236,500. The modification was made to consolidate notes and extend the amortization. The Company modified one commercial loan with a recorded investment of $48,899. The modification was made to combine three notes and lower the rate. The Company modified one agricultural loan with a recorded investment of $93,914. The modification was made to extend the principal payment for nine months. The modifications did not result in a write-off of the principal balance of any loan nor was there a significant difference between the pre modification balance and the post modification balance.

2016 Modifications

The Company modified one residential real estate loan with a recorded investment of $40,934. The modification was made to restructure the loan and capitalize delinquent real estate taxes. The modification did not result in a write-off of the principal balance of the loan nor was there a significant difference between the pre modification balance and the post modification balance.

TDRs with Defaults

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the six month period ended June 30, 2017, we had no defaulted TDRs as none were more than 90 days past due at June 30, 2017. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

During the six month period ended June 30, 2016, three residential real estate loans of $184,804 and one commercial loan of $734,173 were considered defaulted TDRs as they were more than 90 days past due at June 30, 2016. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

The following table presents the Company’s nonaccrual loans at June 30, 2017 and December 31, 2016. This table excludes performing troubled debt restructurings.

	June 30, 2017	December 31, 2016

One-to-four family residential	$401,093	$590,514
Commercial real estate	872,146	708,922
Agricultural real estate	-	-
Home equity	43,136	49,542
Commercial loans	29,015	16,561
Agricultural loans	-	-
Consumer loans	128,629	164,472

Total	$1,474,019	$1,530,011

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2017:
U.S. government and agencies	$12,928,214	$21,397	$(300,008)	$12,649,603
Mortgage-backed securities (government- sponsored enterprises - residential)	53,820,220	90,266	(383,935)	53,526,551
Municipal bonds	38,205,533	1,061,458	(123,204)	39,143,787
	$104,953,967	$1,173,121	$(807,147)	$105,319,941

December 31, 2016:
U.S. government and agencies	$13,985,863	$9,641	$(661,964)	$13,333,540
Mortgage-backed securities (government- sponsored enterprises - residential)	45,457,262	70,512	(1,114,597)	44,413,177
Municipal bonds	42,500,579	558,776	(644,632)	42,414,723
	$101,943,704	$638,929	$(2,421,193)	$100,161,440

The amortized cost and fair value of available-for-sale securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$325,085	$325,291
More than one year to five years	5,072,830	5,182,285
More than five years to ten years	23,280,218	23,709,820
After ten years	22,455,614	22,575,994
	51,133,747	51,793,390
Mortgage-backed securities (government- sponsored enterprises - residential)	53,820,220	53,526,551
	$104,953,967	$105,319,941

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $59,496,000 at June 30, 2017 and $42,463,000 at December 31, 2016.

The book value of securities sold under agreement to repurchase amounted to $5,857,000 at June 30, 2017 and $7,135,000 at December 31, 2016. At June 30, 2017, we had $2,073,000 of repurchase agreements secured by U.S. government agency bonds and $3,784,000 of repurchase agreements secured by mortgage backed securities. All of our repurchase agreements mature overnight. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $98,000 and $107,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the three months ended June 30, 2017 and 2016, respectively. Gross gains of $227,000 and $211,000 and gross losses of $0 and $3,000 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2017 and 2016, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2017 and December 31, 2016 were $57,593,000, and $71,583,000, respectively, which were approximately 55% and 71% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2017 and December 31, 2016.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
June 30, 2017:
U.S. government agencies	$(267,003)	$10,539,283	$(33,005)	$570,573	$(300,008)	$11,109,856
Mortgage-backed securities (government sponsored enterprises - residential)	(383,935)	39,847,164	-	-	(383,935)	39,847,164
Municipal bonds	(71,050)	4,388,778	(52,154)	2,246,823	$(123,204)	$6,635,601
Total	$(721,988)	$54,775,225	$(85,159)	$2,817,396	$(807,147)	$57,592,621

December 31, 2016:
U.S. government agencies	$(661,964)	$12,333,924	$-	$-	$(661,964)	$12,333,924
Mortgage-backed securities (government sponsored enterprises - residential)	(1,114,597)	37,144,915	-	-	(1,114,597)	37,144,915
Municipal bonds	(644,632)	22,104,420	-	-	(644,632)	22,104,420
Total	$(2,421,193)	$71,583,259	$-	$-	$(2,421,193)	$71,583,259

The unrealized losses on the Company’s investments in municipal bonds, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2017	December 31, 2016

Net unrealized gains on securities available-for-sale	$365,974	$(1,782,264)
Tax effect	(124,431)	605,970
Net-of-tax amount	$241,543	$(1,176,294)

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six months ended June 30, 2017 and 2016, were as follows:

	Amounts Reclassified
	from AOCI
	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	Statements of Income
Realized gains on available -for-sale securities	$98,057	$106,537	$226,674	$208,098	Net realized gains on sales of available-for-sale securities
Tax effect	(33,339)	(36,222)	(77,069)	(70,753)	Income taxes
Total reclassification out of AOCI	$64,718	$70,315	$149,605	$137,345	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016:

		June 30, 2017
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$12,649,603	$-	$12,649,603	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	53,526,551	-	53,526,551	-
Municipal bonds	39,143,787	-	39,143,787	-

		December 31, 2016
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$13,333,540	$-	$13,333,540	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	44,413,177	-	44,413,177	-
Municipal bonds	42,414,723	-	42,414,723	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six month period ended June 30, 2017.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016:

June 30, 2017
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,469,213	$-	$-	$1,469,213
Real estate owned	10,500	-	-	10,500

December 31, 2016
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,157,329	$-	$-	$1,157,329
Mortgage servicing rights	552,827	-	-	552,827

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

	Fair Value at 6/30/17	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real estate owned	$10,500	Market comparable properties	Comparability adjustments (%)	30%

Collateral-dependent impaired loans	1,469,213	Market comparable properties	Marketability discount	25% – 50% (40%)

	Fair Value at 12/31/16	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,157,329	Market comparable properties	Marketability discount	20% – 30% (25%)
Mortgage servicing rights	552,827	Discounted cash flow	Discount rate PSA standard prepayment model rate	9% –13.5% (10.25%) 104 – 300 (153)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016

	June 30, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$23,176,893	$23,176,893	$-	$-
Interest-earning time deposits in banks	998,000	998,000	-	-
Other investments	54,087	-	54,087	-
Loans held for sale	788,850	-	788,850	-
Loans, net of allowance for loan losses	185,577,949	-	-	184,830,232
Federal Home Loan Bank stock	428,500	-	428,500	-
Interest receivable	1,727,871	-	1,727,871	-
Financial Liabilities
Deposits	273,311,312	-	200,646,676	73,347,106
Short-term borrowings	5,857,377	-	5,857,377	-
Advances from borrowers for taxes and insurance	1,192,169	-	1,192,169	-
Interest payable	97,949	-	97,949	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$12,909,924	$12,909,924	$-	$-
Interest-earning time deposits	750,000	750,000	-	-
Other investments	55,481	-	55,481	-
Loans held for sale	503,003	-	503,003	-
Loans, net of allowance for loan losses	184,448,003	-	-	183,941,877
Federal Home Loan Bank stock	363,800	-	363,800	-
Interest receivable	1,588,545	-	1,588,545	-
Financial Liabilities
Deposits	258,677,960	-	178,491,424	81,241,011
Short-term borrowings	7,135,182	-	7,135,182	-
Advances from borrowers for taxes and insurance	1,102,204	-	1,102,204	-
Interest payable	106,755	-	106,755	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the six month period ended June 30, 2017 and the year ended December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Balance, beginning of period	$552,827	$597,713
Servicing rights capitalized	40,718	87,579
Amortization of servicing rights	(42,959)	(107,239)
Write-downs	-	(72,580)
Change in valuation allowance	-	47,354
Balance, end of period	$550,586	$552,827

Activity in the valuation allowance for mortgage servicing rights for the six month period ended June 30, 2017 and the year ended December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Balance, beginning of period	$-	$47,354
Additions	-	38,967
Reductions due to write-downs		(72,580)
Reductions due to payoff of loans	-	(13,741)
Balance, end of period	$-	$-

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2017 and 2016 is shown below.

	June 30, 2017	June 30, 2016
Computed at the statutory rate (34%)	$730,519	$741,192
Increase (decrease) resulting from
Tax exempt interest	(220,588)	(223,220)
State income taxes, net	98,909	97,943
Increase in cash surrender value	(27,536)	(29,234)
Other, net	1,806	412

Actual tax expense	$583,110	$587,093

12.	COMMITMENTS AND CONTINGENCIES

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

Financial Condition

June 30, 2017 Compared to December 31, 2016

Total assets at June 30, 2017 were $335.8 million, an increase of $16.5 million, or 5.2%, from $319.3 million at December 31, 2016. The increase in total assets was primarily due to increases of $10.3 million in cash and cash equivalents, $5.2 million in investment and mortgage-backed securities, and $1.1 million in net loans receivable.

Cash and cash equivalents increased $10.3 million to $23.2 million at June 30, 2017, from $12.9 million at December 31, 2016. Investment and mortgage-backed securities were $105.3 million at June 30, 2017, an increase of $5.2 million, or 5.2%, from $100.2 million at December 31, 2016. The increase in securities was due to an increase of $9.1 million in mortgage backed securities, partially offset by a decrease of $3.9 million in investment securities. The decline in investment securities primarily consisted of a $3.3 million decrease in municipal bonds. The growth in cash and cash equivalents and mortgage-backed securities resulted from the investment of cash derived from deposit growth.

Net loans receivable (excluding loans held for sale) increased $1.1 million, or 0.6%, to $185.6 million at June 30, 2017 from $184.5 million at December 31, 2016. The increase in loans was primarily due to increases of $4.2 million in commercial business loans, $1.3 million in residential real estate loans, and $934,000 in agricultural real estate, partially offset by decreases of $2.6 million in commercial real estate loans and $2.5 million in agricultural business loans.

At June 30, 2017 and December 31, 2016, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits increased $14.6 million, or 5.7%, to $273.3 million at June 30, 2017 from $258.7 million at December 31, 2016. The increase was primarily due to a $21.9 million increase in transaction accounts, reflecting an increase of $20.4 million in short-term, seasonal public funds. Other borrowings, which consisted of $5.9 million in overnight repurchase agreements at June 30, 2017, decreased $1.3 million, or 17.9%, from December 31, 2016. The repurchase agreements are a cash management service provided to our commercial deposit customers.

Total stockholders’ equity increased $2.8 million, or 6.1%, to $49.1 million at June 30, 2017, compared to $46.3 million at December 31, 2016. The increase in stockholders’ equity was the result of $1.6 million in net income and a $1.4 million increase in accumulated other comprehensive income, partially offset by the payment of $357,000 in cash dividends. Accumulated other comprehensive income increased primarily due to an increase in unrealized gains, net of tax, on available-for-sale securities reflecting increases in market prices for securities in our portfolio due to increases in market interest rates. Accumulated other comprehensive income does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General: Net income for the three months ended June 30, 2017 was $806,000, or $0.45 per common share, basic and diluted, compared to net income of $766,000, or $0.43 per common share, basic and diluted, for the three months ended June 30, 2016. The $40,000 increase in net income during the second quarter of 2017, as compared to the second quarter of 2016, reflected an increase of $33,000 in non-interest income and a decrease of $107,000 in non-interest expense, partially offset by a decrease of $71,000 in net interest income and an increase of $29,000 in income taxes.

Interest Income: Total interest income for the three months ended June 30, 2017 decreased $34,000, or 1.2%, compared to the same period of 2016. The decrease in interest income reflected decreases of $123,000 in interest income on loans and $50,000 in interest income on investment securities, partially offset by increases of $127,000 in interest income on mortgage-backed securities and $12,000 in interest income on other interest-earning assets.

Interest income on loans decreased $123,000 to $2.2 million during the second quarter of 2017, as compared to the second quarter of 2016, primarily due to a decrease in the average balance of loans. The average balance of the loan portfolio decreased $9.2 million to $184.5 million during the second quarter of 2017, as compared to the second quarter of 2016. The decrease in the average balance of the loan portfolio reflected decreases in the average balance of commercial real estate loans and agricultural business loans. The average yield on loans also decreased to 4.73% during the second quarter of 2017, compared to 4.76% during the second quarter of 2016, due to the continuing low interest rate environment.

Interest income on investment securities decreased $50,000 to $388,000 during the second quarter of 2017 compared to the second quarter of 2016. The decrease reflected a $7.8 million decrease in the average balance of the investment securities portfolio to $53.9 million during the second quarter of 2017, compared to $61.7 million during the second quarter of 2016. The decrease in the average balance of investment securities mostly reflected the decrease in the average balance of U.S. agency bonds, primarily due to sales. The average yield of investment securities increased to 2.88% during the second quarter of 2017 from 2.83% during the second quarter of 2016. The majority of our investment portfolio (excluding mortgage-backed securities) consists of municipal bonds, which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities increased $127,000 to $224,000 during the second quarter of 2017, compared to the second quarter of 2016. The increase primarily reflected a $32.3 million increase in the average balance of mortgage-backed securities to $53.5 million during the second quarter of 2017, compared to $21.2 million during the second quarter of 2016. The increase in the average balance of mortgage-backed securities reflected the investment of funds from loan payments and sales of investment securities, as loan demand remained weak, and acceptable higher-yielding investment securities were not available. The increase in the average balance of mortgage-backed securities was partially offset by a 15 basis points decrease in the average yield of mortgage-backed securities to 1.68% during the second quarter of 2017, compared to 1.83% during the second quarter of 2016. The average yield was impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities. The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $159,000 to $237,000 during the second quarter of 2017, compared to $78,000 during the second quarter of 2016. The increase in premium amortization also reflected the increase in the average volume of mortgage-backed securities.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $12,000 to $25,000 during the second quarter of 2017, compared to the second quarter of 2016. The average balance of these accounts increased $4.7 million to $12.0 million for the three months ended June 30, 2017 compared to $7.3 million for the three months ended June 30, 2016. The increase in the average balance of federal funds sold resulted from the growth in short-term seasonal public funds during this same time frame. The average yield on other interest-earning assets increased to 0.81% during the second quarter of 2017 from 0.72% during the second quarter of 2016, reflecting the increase in short-term interest rates.

Interest Expense: Total interest expense increased $37,000, or 15.2%, to $284,000 during the three months ended June 30, 2017 compared to $247,000 during the three months ended June 30, 2016. The higher interest expense reflected increases of $30,000 in the cost of deposits and $7,000 in the cost of borrowings.

Interest expense on deposits increased $30,000 to $274,000 during the second quarter of 2017 compared to $244,000 during the second quarter of 2016. The increase in interest expense on deposits was primarily due to an increase in the average rate paid on our deposits during the second quarter of 2017. The average rate paid on deposits increased to 0.48% during the second quarter of 2017 from 0.45% during the second quarter of 2016. The increase in the average rate paid was impacted by the higher average rate paid on interest-bearing checking accounts, which reflected the growth in higher-cost, public funds during the second quarter of 2017. In addition, the average balance of deposits increased $12.8 million to $229.4 million during the second quarter of 2017, compared to $216.6 million during the second quarter of 2016. The increase reflected a $16.2 million increase in the average balance of transaction accounts, partially offset by a $3.4 million decrease in the average balance of time deposit accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $7,000 to $10,000 during the second quarter of 2017, compared to the same period of 2016. The average rate paid on borrowed funds increased 51 basis points to 0.83% during the second quarter of 2017 compared to 0.32% during the second quarter of 2016, reflecting the increase in short-term interest rates. The average balance of borrowed funds increased to $5.0 million during the second quarter of 2017 compared to $3.8 million during the second quarter of 2016, as a result of the increase in overnight repurchase agreements.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income decreased by $71,000, or 2.7%, to $2.5 million during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Our net interest margin decreased to 3.33% during the second quarter of 2017 from 3.67% during the second quarter of 2016. Our interest rate spread decreased to 3.22% during the second quarter of 2017 from 3.57% during the second quarter of 2016. Our ratio of interest earning assets to interest bearing liabilities was 1.30x and 1.29x during the three months ended June 30, 2017 and June 30, 2016, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses remained stable at $30,000 during the second quarters of 2017 and 2016, reflecting an increase in net charge-offs, partially offset by a decrease in nonperforming assets. Net charge-offs increased to $13,000 during the second quarter of 2017, compared to $6,000 during the second quarter of 2016.

The allowance for loan losses increased $45,000 to $3.1 million at June 30, 2017 from December 31, 2016. Loans delinquent 30 days or more increased to $1.7 million, or 0.90% of total loans, as of June 30, 2017, from $1.3 million, or 0.69% of total loans, as of December 31, 2016. Loans delinquent 30 days or more totaled $1.8 million, or 0.92% of total loans at June 30, 2016.

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

	June 30, 2017	December 31, 2016

Nonaccrual loans:
One-to-four family residential	$401,093	$590,514
Commercial real estate	872,146	708,922
Commercial business	29,015	16,561
Home equity	43,136	49,542
Consumer	128,629	164,472
Total	$1,474,019	$1,530,011

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	10,500	-
Commercial real estate	-	-
Total	$10,500	$-

Total nonperforming assets	$1,484,519	$1,530,011

Total nonperforming loans as a percentage of total loans	0.78%	0.82%
Total nonperforming assets as a percentage of total assets	0.44%	0.48%

Nonperforming assets decreased $45,000 to $1.5 million, or 0.44% of total assets, as of June 30, 2017, compared to $1.5 million, or 0.48% of total assets, as of December 31, 2016. The decrease in nonperforming assets was due to a decrease of $56,000 in nonperforming loans, partially offset by an increase of $11,000 in foreclosed assets.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at June 30, 2017 and December 31, 2016. All nonaccrual loans are automatically placed on the watch list. Special mention credits decreased $772,000 during the first half of 2017, reflecting the downgrade of a $603,000 credit from special mention to substandard. Substandard credits increased $1.2 million during this same time frame reflecting the classification of three additional credits.

	June 30, 2017	December 31, 2016

Special Mention credits	$1,659,821	$2,431,451
Substandard credits	6,469,200	5,228,946
Total watch list credits	$8,129,021	$7,660,397

Non-Interest Income: Non-interest income increased $33,000, or 3.2%, to $1.1 million during the three months ended June 30, 2017 from $1.0 million for the same period in 2016. The increase in non-interest income was primarily due to increases of $23,000 in service charges on deposits and $9,000 in ATM and debit card interchange income. The increase in service charges on deposits was mostly due to an increase in fees related to nonsufficient funds, reflecting changes made to our overdraft program during 2016. The increase in ATM and debit card interchange income reflected a higher volume of transactions.

Non-Interest Expense: Total non-interest expense decreased $107,000, or 4.2%, to $2.5 million for the three months ended June 30, 2017, compared to the same period of 2016. The decrease was primarily due to decreases of $89,000 in real estate owned expense and $45,000 in salaries and employee benefit expense, partially offset by increases of $14,000 in occupancy expense and $14,000 in data processing and telecommunications expense. The decrease in real estate owned expense reflected an increase of $80,000 in the gains on the sale of real estate owned properties during the second quarter of 2017, compared to the second quarter of 2016. The decrease in salaries and employee benefits expense reflected a decrease in full-time equivalent employees to 89 at June 30, 2017 from 94 at June 30, 2016. The increase in data processing and telecommunications expense was related to the upgrading of our network monitoring equipment and support services during 2017. The increase in occupancy expense reflected higher depreciation costs related to upgraded equipment.

Income Taxes: The provision for income taxes increased $29,000 to $307,000 during the second quarter of 2017 compared to the same period of 2016. The increase in the income tax provision reflected an increase in taxable income. The effective tax rate was 27.6% and 26.6% during the three months ended June 30, 2017 and 2016, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General: Net income during the six months ended June 30, 2017 was $1,565,000, or $0.88 per common share, basic, and $0.87 per common share, diluted, compared to net income of $1,592,000, or $0.90 per common share, basic, and $0.89 per common share, diluted, during the six months ended June 30, 2016. The $27,000 decrease in net income reflected a decrease of $187,000 in net interest income, partially offset by an increase of $103,000 in non-interest income and decreases of $53,000 in non-interest expense and $4,000 in income taxes.

Interest Income: Total interest income during the six months ended June 30, 2017 decreased $142,000 to $5.6 million compared to the same period of 2016. The decrease in interest income reflected decreases of $285,000 in interest income on loans and $99,000 in interest income on investment securities, partially offset by increases of $233,000 in interest income on mortgage-backed securities and $9,000 in interest income on other interest-earnings assets.

Interest income on loans decreased $285,000 to $4.3 million during the six months ended June 30, 2017, compared to the same period of 2016. The decrease in interest income on loans was primarily due to a decrease in the average balance of loans. The average balance of the loan portfolio decreased $8.8 million to $184.1 million during the first half of 2017, as compared to the first half of 2016. The decrease in the average balance of the loan portfolio reflected decreases in the average balance of commercial real estate loans and agricultural business loans. The average yield on loans also decreased to 4.72% during the first half of 2017, compared to 4.80% during the first half of 2016, due to the continuing low interest rate environment.

Interest income on investment securities decreased $99,000 to $774,000 during the six months ended June 30, 2017 from $873,000 for the same period of 2016. The decrease reflected a $7.1 million decrease in the average balance of the investment securities portfolio to $54.2 million during the first half of 2017, compared to $61.3 million during the first half of 2016. The decrease in the average balance of investment securities mostly reflected the decrease in the average balance of U.S. agency bonds, primarily due to sales. The average yield of investment securities increased to 2.86% during the first half of 2017 from 2.85% during the first half of 2016. The majority of our investment portfolio (excluding mortgage-backed securities) consists of municipal bonds, which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities increased $233,000 to $460,000 during the six months ended June 30, 2017, compared to $227,000 for the same period of 2016. The increase primarily reflected a $30.6 million increase in the average balance of mortgage-backed securities to $51.8 million during the first half of 2017, compared to $21.2 million during the first half of 2016. The increase in the average balance of mortgage-backed securities reflected the investment of funds from loan payments and sales of investment securities, as loan demand remained weak, and acceptable higher-yielding investment securities were not available. The increase in the average balance of mortgage-backed securities was partially offset by a 36 basis points decrease in the average yield of mortgage-backed securities to 1.78% during the first half of 2017, compared to 2.14% during the first half of 2016. The average yield was impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities. The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $305,000 to $427,000 during the first half of 2017, compared to $122,000 during the first half of 2016. The increase in premium amortization also reflected the increase in the average volume of mortgage-backed securities.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $9,000 to $36,000 during the first half of 2017, compared to $27,000 for the first half of 2016. The average balance of these accounts increased $3.7 million to $10.0 million for the six months ended June 30, 2017 compared to $6.3 million for the six months ended June 30, 2016. The increase in the average balance reflected an increase in the average balance of federal funds sold, resulting from the growth in short-term seasonal public funds, partially offset by a decrease in the average balance of time deposit accounts during this same time frame. The average yield on other interest-earning assets decreased to 0.72% during the first half of 2017 from 0.87% during the first half of 2016, reflecting the decrease in the average balance of higher-yielding time deposit accounts.

Interest Expense: Total interest expense increased $45,000, or 9.0%, to $541,000 during the six months ended June 30, 2017 compared to $496,000 during the six months ended June 30, 2016. The higher interest expense reflected increases of $39,000 in the cost of deposits and $6,000 in the cost of borrowings.

Interest expense on deposits increased $39,000 to $525,000 for the six months ended June 30, 2017 compared to $486,000 for the six months ended June 30, 2016. While the average rate paid on deposits remained steady at 0.46% during the first six months of 2017 and 2016, our interest expense on deposits was impacted by the higher average rate paid on interest-bearing checking accounts. The higher rate reflected the growth in higher-cost, public funds during the second quarter of 2017. The average balance of deposits increased $13.7 million to $226.3 million during the first half of 2017, compared to $212.6 million during the first half of 2016, reflecting the growth in public funds. The increase reflected a $16.2 million increase in the average balance of transaction accounts, partially offset by a $2.5 million decrease in the average balance of time deposit accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $6,000 to $16,000 during the first six months of 2017, compared to the same period of 2016. The average rate paid on borrowed funds increased 40 basis points to 0.71% during the first half of 2017 compared to 0.31% during the first half of 2016, reflecting the increase in short-term interest rates. The average balance of borrowed funds decreased $1.9 million to $4.5 million during the first half of 2017, compared to $6.4 million for the first half of 2016, due to the repayment of our FHLB advances.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income decreased by $187,000, or 3.6%, to $5.1 million for the six months ended June 30, 2017 from $5.3 million for the six months ended June 30, 2016. Our net interest margin decreased to 3.38% for the first half of 2017 from 3.74% for the first half of 2016. Our interest rate spread decreased to 3.28% during the first half of 2017 from 3.64% during the first half of 2016.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30, 2017	June 30, 2016

Balance at beginning of period	$3,007,395	$2,919,594
Charge-offs:
One-to-four family residential	41,782	26,879
Commercial real estate	-	-
Consumer	3,773	11,899
Total	45,555	38,778
Recoveries:
One-to-four family residential	12,263	9,286
Commercial real estate	9,680	3,000
Commercial business	29	116
Home equity	3,050	1,050
Consumer	5,599	4,297
Total	30,621	17,749
Net loan charge-offs	14,934	21,029
Additions charged to operations	60,000	60,000
Balance at end of period	$3,052,461	$2,958,565

The allowance for loan losses increased $94,000 to $3.1 million at June 30, 2017, from $3.0 million at June 30, 2016. The increase was the result of the provision for loan losses exceeding net charge-offs. The provision remained stable at $60,000 during the first six months of 2017 and 2016. Net charge-offs decreased to $15,000 during the first half of 2017, compared to $21,000 during the first half of 2016.

Non-Interest Income: Non-interest income increased $103,000, or 5.0%, to $2.2 million for the six months ended June 30, 2017, compared to $2.1 million for the six months ended June 30, 2016. The increase in non-interest income resulted primarily from increases of $50,000 in net income from mortgage banking operations, $34,000 in service charges on deposits, and $20,000 in ATM and debit card interchange income. Net income on mortgage banking operations increased due to a higher volume of loan sales in the first half of 2017, as we sold $9.1 million of loans to the secondary market during the first half of 2017, compared to $7.0 million during the same period of 2016. The higher volume of sales reflected an increased volume of mortgage originations, which are affected by changes in market interest rates. The increase in service charges on deposits was mostly due to an increase in fees related to nonsufficient funds, reflecting changes made to our overdraft program during 2016. The increase in ATM and debit card interchange income reflected a higher volume of transactions.

Non-Interest Expense: Total non-interest expense decreased $53,000, or 1.0%, to $5.0 million for the six months ended June 30, 2017 compared to the same period of 2016. The decrease in non-interest expense consisted primarily of decreases of $65,000 in salaries and employee benefits expense and $38,000 in real estate owned expense. The decrease in salaries and employee benefits expense reflected a decrease in our full-time equivalent employees. The decrease in real estate owned expense reflected an increase of $32,000 in gains on the sales of real estate owned properties during the first half of 2017, compared to the first half of 2016.

Income Taxes: The provision for income taxes decreased $4,000 to $583,000 during the first six months of 2017 compared to the same period of 2016. The decrease in the income tax provision reflected a lower level of taxable income. The effective tax rate was 27.1% and 26.9% during the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At June 30, 2017 and December 31, 2016, cash and cash equivalents totaled $23.2 million and $12.9 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the six months ended June 30, 2017, the most significant sources of funds have been deposit growth, sales of investment and mortgage-backed securities, and principal repayments on loans and mortgage-backed securities. These funds have been used primarily for purchases of investment and mortgage-backed securities and to fund loan growth.

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

Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At June 30, 2017, the Company had no outstanding FHLB advances and approximately $74.3 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at June 30, 2017 and December 31, 2016 were 27.8% and 36.3%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016

Commitments to fund loans	$46,990,883	$47,944,348
Standby letters of credit	80,000	110,000

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). In addition, the Bank is subject to the new capital conservation buffer which began phasing in during the first quarter of 2016 at 0.625% of risk-weighted assets. For 2017, the conservation buffer is 1.25% of risk-weighted assets. The capital conservation buffer will continue to increase 0.625% each year until fully phased in at 2.50% of risk-weighted assets beginning in the first quarter of 2019. Management believes that at June 30, 2017, the Bank met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At June 30, 2017, the Bank’s core capital ratio was 12.96% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At June 30, 2017, minimum requirements and the Bank's actual ratios are as follows:

	June 30, 2017	Minimum	Minimum Required
	Actual	Required	With Capital Buffer
Tier 1 Capital to Average Assets	12.96%	4.00%	4.000%
Common Equity Tier 1	19.13%	4.50%	5.750%
Tier 1 Capital to Risk-Weighted Assets	19.13%	6.00%	7.250%
Total Capital to Risk-Weighted Assets	20.38%	8.00%	9.250%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended June 30,
	2017			2016
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$184,465	$2,179	4.73%	$193,655	$2,302	4.76%
Investment securities	53,878	388	2.88%	61,745	438	2.83%
Mortgage-backed securities	53,489	224	1.68%	21,231	97	1.83%
Other	12,042	25	0.81%	7,265	13	0.72%
Total interest-earning assets	303,874	2,816	3.71%	283,896	2,850	4.02%

Non-interest earnings assets	19,163			19,784
Total assets	$323,037			$303,680

Interest-bearing liabilities:
Interest-bearing checking	$64,039	$82	0.51%	$52,383	$35	0.27%
Savings accounts	47,069	23	0.20%	44,253	21	0.19%
Certificates of deposit	73,812	141	0.76%	77,185	160	0.83%
Money market savings	35,595	25	0.29%	35,267	25	0.29%
Money market deposits	8,872	4	0.16%	7,513	3	0.15%
Total interest-bearing deposits	229,387	275	0.48%	216,601	244	0.45%
Federal Home Loan Bank advances	-	-	0.00%	24	-	0.18%
Short-term borrowings	4,995	10	0.83%	3,778	3	0.32%
Total borrowings	4,995	10	0.83%	3,802	3	0.32%
Total interest-bearing liabilities	234,382	285	0.49%	220,403	247	0.45%

Non-interest bearing liabilities	40,549			36,403
Stockholders' equity	48,106			46,874

Total liabilities/stockholders' equity	$323,037			$303,680

Net interest income		$2,531			$2,603

Interest rate spread (average yield earned minus average rate paid)			3.22%			3.57%

Net interest margin (net interest income divided by average interest-earning assets)			3.33%			3.67%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended June 30,
	2017 Compared to 2016
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(14)	$(109)	$(123)
Investment securities	7	(57)	(50)
Mortgage-backed securities	(9)	136	127
Other	2	10	12
Total net change in income on interest-earning assets	(14)	(20)	(34)

Interest-bearing liabilities:
Interest-bearing checking	37	9	46
Savings accounts	1	1	2
Certificates of deposit	(12)	(7)	(19)
Money market savings	-	-	-
Money market deposits	-	1	1
Total interest-bearing deposits	26	4	30
Federal Home Loan Bank advances	-	-	-
Short-term borrowings	6	1	7
Total borrowings	6	1	7
Total net change in expense on interest-bearing liabilities	32	5	37

Net change in net interest income	$(46)	$(25)	$(71)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Six Months Ended June 30,
	2017			2016
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$184,101	$4,347	4.72%	$192,863	$4,631	4.80%
Investment securities	54,158	774	2.86%	61,299	874	2.85%
Mortgage-backed securities	51,771	460	1.78%	21,213	227	2.14%
Other	9,981	36	0.72%	6,318	27	0.87%
Total interest-earning assets	300,011	5,617	3.74%	281,693	5,759	4.09%

Non-interest earnings assets	19,359			20,110
Total assets	$319,370			$301,803

Interest-bearing liabilities:
Interest-bearing checking	$60,264	$133	0.44%	$49,040	$62	0.25%
Savings accounts	46,380	46	0.20%	43,200	42	0.19%
Certificates of deposit	75,252	288	0.77%	77,769	326	0.84%
Money market savings	35,911	51	0.28%	35,225	51	0.29%
Money market deposits	8,526	7	0.16%	7,393	5	0.15%
Total interest-bearing deposits	226,333	525	0.46%	212,627	486	0.46%
Federal Home Loan Bank advances	3	-	0.72%	2,484	4	0.29%
Short-term borrowings	4,449	16	0.71%	3,914	6	0.33%
Total borrowings	4,452	16	0.71%	6,398	10	0.31%
Total interest-bearing liabilities	230,785	541	0.47%	219,025	496	0.45%

Non-interest bearing liabilities	41,166			36,247
Stockholders' equity	47,419			46,531

Total liabilities/stockholders' equity	$319,370			$301,803

Net interest income		$5,076			$5,263

Interest rate spread (average yield earned minus average rate paid)			3.28%			3.64%

Net interest margin (net interest income divided by average interest-earning assets)			3.38%			3.74%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative six month periods.

Analysis of Volume and Rate Changes
(In thousands)
Six Months Ended June 30,
	2017 Compared to 2016
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(77)	$(208)	$(285)
Investment securities	3	(102)	(99)
Mortgage-backed securities	(45)	278	233
Other	(5)	14	9
Total net change in income on interest-earning assets	(124)	(18)	(142)

Interest-bearing liabilities:
Interest-bearing checking	54	17	71
Savings accounts	2	3	5
Certificates of deposit	(28)	(10)	(38)
Money market savings	(1)	1	-
Money market deposits	1	1	2
Total interest-bearing deposits	28	12	40
Federal Home Loan Bank advances	2	(6)	(4)
Short-term borrowings	8	1	9
Total borrowings	10	(5)	5
Total net change in expense on interest-bearing liabilities	38	7	45

Net change in net interest income	$(162)	$(25)	$(187)

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

The following table shows projected results at June 30, 2017 and December 31, 2016 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	June 30, 2017		December 31, 2016		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	230	1.98%	(99)	-0.87%	> (20.00)%
+ 200 basis points	157	1.35%	(64)	-0.56%	> (12.50)%
+ 100 basis points	100	0.86%	(13)	-0.12%	> (12.50)%
- 100 basis points	(448)	-3.86%	(195)	-1.70%	> (20.00)%

The table above indicates that as of June 30, 2017, in the event of a 200 basis points increase in interest rates, we would experience a 1.35% increase in net interest income. In the event of a 100 basis points decrease in interest rates, we would experience a 3.86% decrease in net interest income.

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

JACKSONVILLE BANCORP, INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

he Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

At June 30, 2017, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

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

JACKSONVILLE BANCORP, INC.
Registrant

Date: 08/10/2017	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Executive Vice President and Chief Financial Officer

