Form 10-Q
period 2017-09-30
Jacksonville Bancorp, Inc.
filed 2017-11-09
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☒  Yes       ☐  No

As of November 1, 2017, there were 1,812,871 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

September 30, 2017

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$24,638,617	$12,909,924
Interest-earning time deposits in banks	998,000	750,000
Investment securities - available for sale	49,778,562	55,748,263
Mortgage-backed securities - available for sale	55,896,984	44,413,177
Federal Home Loan Bank stock	428,500	363,800
Other investment securities	53,131	55,481
Loans held for sale - net	286,328	503,003
Loans receivable - net of allowance for loan losses of $3,083,934 and $3,007,395 as of September 30, 2017 and December 31, 2016	184,130,690	184,448,003
Premises and equipment - net	4,348,244	4,498,653
Cash surrender value of life insurance	7,399,673	7,271,438
Accrued interest receivable	2,527,625	1,588,545
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights	547,673	552,827
Real estate owned	10,500	-
Income taxes receivable	304,697	45,444
Deferred income taxes	2,073,818	2,738,789
Other assets	617,081	704,845

Total Assets	$336,766,690	$319,318,759

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$272,619,107	$258,677,960
Other borrowings	7,196,206	7,135,182
Advance payments by borrowers for taxes and insurance	642,305	1,102,204
Accrued interest payable	90,266	106,755
Deferred compensation payable	4,821,537	4,680,268
Dividends payable	181,287	179,904
Other liabilities	1,695,364	1,190,921
Total liabilities	287,246,072	273,073,194

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,812,871 shares as of September 30, 2017 and 1,800,244 shares as of December 31, 2016	18,129	18,002
Additional paid-in-capital	14,115,095	13,908,728
Retained earnings	35,429,915	33,667,499
Less: Unallocated ESOP shares	(153,830)	(172,370)
Accumulated other comprehensive income (loss)	111,309	(1,176,294)
Total stockholders' equity	49,520,618	46,245,565

Total Liabilities and Stockholders' Equity	$336,766,690	$319,318,759

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans	$2,234,561	$2,294,733	$6,581,165	$6,925,693
Investment securities	372,199	432,341	1,146,328	1,305,746
Mortgage-backed securities	213,818	112,277	673,950	339,461
Other	29,757	19,200	65,631	46,570
Total interest income	2,850,335	2,858,551	8,467,074	8,617,470

INTEREST EXPENSE:
Deposits	298,718	272,277	823,690	758,309
Other borrowings	15,749	5,326	31,515	15,388
Total interest expense	314,467	277,603	855,205	773,697

NET INTEREST INCOME	2,535,868	2,580,948	7,611,869	7,843,773

PROVISION FOR LOAN LOSSES	30,000	30,000	90,000	90,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,505,868	2,550,948	7,521,869	7,753,773

NON-INTEREST INCOME:
Fiduciary activities	85,052	72,091	256,527	234,765
Commission income	342,291	326,031	958,290	960,836
Service charges on deposit accounts	202,808	198,269	577,453	538,668
Mortgage banking operations, net	58,060	89,248	191,405	172,521
Net realized gains on sales of available-for-sale securities	97,701	83,712	324,375	291,810
Loan servicing fees	83,974	81,418	253,913	249,533
ATM and bank card interchange income	175,406	171,592	530,846	506,996
Other	71,997	65,697	200,808	206,675
Total non-interest income	1,117,289	1,088,058	3,293,617	3,161,804

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,640,777	1,692,942	4,957,982	5,075,624
Occupancy and equipment	266,439	268,360	789,598	775,342
Data processing and telecommunications	178,280	150,500	507,339	433,860
Real estate owned expense	(720)	6,061	(88,874)	(43,617)
Professional	69,571	42,979	158,182	149,584
Postage and office supplies	53,937	53,602	169,014	176,928
ATM and bank card expense	107,311	96,774	315,667	286,669
Other	288,023	302,736	838,455	856,157
Total non-interest expense	2,603,618	2,613,954	7,647,363	7,710,547

INCOME BEFORE INCOME TAXES	1,019,539	1,025,052	3,168,123	3,205,030
INCOME TAXES	285,297	267,287	868,407	854,380

NET INCOME	$734,242	$757,765	$2,299,716	$2,350,650
	-	-
NET INCOME PER COMMON SHARE - BASIC	$0.41	$0.43	$1.28	$1.32
NET INCOME PER COMMON SHARE - DILUTED	$0.41	$0.42	$1.27	$1.31
DIVIDENDS DECLARED PER SHARE	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net Income	$734,242	$757,765	$2,299,716	$2,350,650

Other Comprehensive Income (Loss)
Unrealized appreciation on available-for-sale securities, net of taxes of $(33,872) and $(66,426) for the three months ended September 30, 2017 and 2016, respectively, and $773,598 and $456,975 for the nine months ended September 30, 2017 and 2016, respectively.	(65,751)	(128,947)	1,501,691	887,069
Less: reclassification adjustment for realized gains included in net income, net of taxes of $33,218 and $28,462, for the three months ended September 30, 2017 and 2016, respectively. and $110,287 and $99,215 for the nine months ended September 30, 2017 and 2016, respectively.	64,483	55,250	214,088	192,595
	(130,234)	(184,197)	1,287,603	694,474

Comprehensive Income	$604,008	$573,568	$3,587,319	$3,045,124

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders'
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2016	$18,002	$13,908,728	$33,667,499	$(172,370)	$(1,176,294)	$46,245,565

Net Income	-	-	2,299,716	-	-	2,299,716

Other comprehensive income	-	-	-	-	1,287,603	1,287,603

Stock repurchases	(33)	(104,256)	-	-	-	(104,289)

Exercise of stock options	160	242,384	-	-	-	242,544
Tax benefit of non-qualified options	-	8,185	-	-	-	8,185
Vesting options expense	-	22,232	-	-	-	22,232

Shares held by ESOP, committed to be released	-	37,822	-	18,540	-	56,362

Dividends ($0.30 per share)	-	-	(537,300)	-	-	(537,300)

BALANCE, SEPTEMBER 30, 2017	$18,129	$14,115,095	$35,429,915	$(153,830)	$111,309	$49,520,618

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,299,716	$2,350,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	330,235	289,799
Amortization of investment premiums and discounts, net	932,595	459,436
Accretion of loan discounts	(388)	(388)
Net realized gains on sales of available-for-sale securities	(324,375)	(291,810)
Provision for loan losses	90,000	90,000
Mortgage banking operations, net	(191,405)	(172,521)
Gain on sale of real estate owned	(89,211)	(59,609)
Shares held by ESOP committed to be released	56,362	48,311
Tax benefit related to stock options exercised	8,185	3,696
Stock option compensation expense	22,232	67,436
Changes in income taxes payable	(259,253)	(31,703)
Changes in other assets and liabilities	(348,668)	(2,470,488)
Net cash provided by operations before loan sales	2,526,025	282,809
Origination of loans for sale to secondary market	(13,466,072)	(13,813,453)
Proceeds from sales of loans to secondary market	13,879,306	14,217,170
Net cash provided by operating activities	2,939,259	686,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-earning time deposits	(248,000)	238,000
Purchases of investment and mortgage-backed securities	(43,086,719)	(45,971,968)
Maturity or call of investment securities available-for-sale	870,000	5,405,000
Sale of investment securities available-for-sale	32,445,316	31,634,357
Net change in Federal Home Loan Bank stock	(64,700)	750,000
Principal payments on mortgage-backed and investment securities	5,602,341	4,095,378
Proceeds from sale of real estate owned	255,665	149,202
Net change in loans	50,747	7,608,721
Additions to premises and equipment	(179,826)	(100,887)

Net cash provided by (used in) investing activities	(4,355,176)	3,807,803

(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$13,941,147	$29,440,321
Net change in other borrowings	61,024	(8,372,013)
Increase in advance payments by borrowers for taxes and insurance	(459,899)	(363,678)
Exercise of stock options	242,544	181,474
Stock repurchases	(104,289)	(127,118)
Dividends paid - common stock	(535,917)	(507,662)

Net cash provided by financing activities	13,144,610	20,251,324

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,728,693	24,745,653

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,909,924	4,103,432

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,638,617	$28,849,085

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$840,179	$770,337
Interest on other borrowings	31,515	16,913
Income taxes paid	1,126,000	1,030,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$233,204	$114,400
Loans to facilitate sales of real estate owned	26,467	127,900

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2017 and the results of its operations for the three and nine month periods ended September 30, 2017 and 2016. The results of operations for the three and nine month periods ended September 30, 2017 and 2016 are not necessarily indicative of the results which may be expected for the entire year, or any other interim period. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2016 filed as an exhibit to the Company’s Form 10-K filed in March 2017. The accounting and reporting policies of the Company conform to GAAP and to prevailing practices within the industry.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which provides a one-year deferral of ASU 2014-09. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Management continues to evaluate the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s revenue recognition practices. However, the Company does expect additional documentation and disclosure. Early adoption would be permitted, but not before the original public entity effective date.

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

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The new guidance was effective for public companies for reporting periods beginning after December 15, 2016. The Company adopted the ASU and there was not a material impact on the Company’s financial statements.

In January 2017, FASB amended FASB ASC Topic 350, Simplifying the Test for Goodwill. The amendments in the update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from a prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company’s most recent annual impairment assessment determined that the Company’s goodwill was not impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In March 2017, FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20). The ASU amends the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The ASU’s amendments are effective for public business entities for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company has adopted the ASU early and there was not a material impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of the outstanding stock options under the Company’s stock option plans. Average shares outstanding exclude unallocated shares held by the Jacksonville Savings Bank employee stock ownership plan (ESOP).

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income available to common shareholders	$734,242	$757,765	$2,299,716	$2,350,650

Basic average shares outstanding	1,797,080	1,778,742	1,790,603	1,775,142

Diluted potential common shares:
Stock option equivalents	14,706	19,741	14,542	17,103
Diluted average shares outstanding	1,811,786	1,798,483	1,805,145	1,792,245

Basic earnings per share	$0.41	$0.43	$1.28	$1.32

Diluted earnings per share	$0.41	$0.42	$1.27	$1.31

4.	STOCK–BASED COMPENSATION

In connection with our 2010 second step conversion and related stock offering, the ESOP purchased an additional 41,614 shares for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years. Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Discretionary contributions are determined by the board of directors annually.

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

A summary of ESOP shares at September 30, 2017 and 2016 is shown below.

	September 30, 2017	September 30, 2016
Unearned shares	13,529	17,599
Shares committed for release	1,854	1,786
Allocated shares	60,344	61,624
Total ESOP shares	75,727	81,009

Fair value of unearned shares	$474,566	$568,368

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

The following table summarizes stock option activity for the nine months ended September 30, 2017.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2016	47,488	$15.65
Granted	-	-
Exercised	(16,021)	15.65
Forfeited	(400)	15.65

Outstanding, September 30, 2017	31,067	$15.65	4.50	$472,218

Exercisable, September 30, 2017	29,282	$15.65	4.50	$445,086

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $30.85 per share on September 30, 2017.

5.	LOAN PORTFOLIO COMPOSITION

At September 30, 2017 and December 31, 2016, the composition of the Company’s loan portfolio is shown below.

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$45,438,266	24.7%	$45,311,103	24.6%
Commercial	38,642,318	21.0	41,477,480	22.5
Agricultural	39,957,890	21.7	38,271,758	20.7
Home equity	10,110,539	5.5	11,606,002	6.3
Total real estate loans	134,149,013	72.9	136,666,343	74.1

Commercial loans	24,702,765	13.4	21,617,744	11.7
Agricultural loans	12,212,504	6.6	14,649,622	7.9
Consumer loans	16,141,791	8.8	14,543,356	7.9
Total loans receivable	187,206,073	101.7	187,477,065	101.6

Less:
Net deferred loan fees	(8,551)	(0.0)	21,667	0.0
Allowance for loan losses	3,083,934	1.7	3,007,395	1.6
Total loans receivable, net	$184,130,690	100.0%	$184,448,003	100.0%

The Company believes that originating or purchasing sound loans is a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for the business model and markets. The Company’s principal lending activities include the origination of one-to four-family residential mortgage loans, multi-family loans, commercial real estate loans, agricultural loans, home equity lines of credits, commercial business loans, and consumer loans. The primary lending market includes the Illinois counties of Cass, Morgan, Macoupin, Montgomery, and surrounding counties. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Company. A loan application file is first reviewed by a loan officer who checks applications for accuracy and completeness, and verifies the information provided. The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. The board of directors has established individual lending authorities for each loan officer by loan type. Loans over an individual officer’s lending limit must be approved by the officers’ loan committee consisting of the chairman of the board, president, chief lending officer and all lending officers, which meets three times a week, and has lending authority up to $750,000 depending on the type of loan. Loans to borrowers with an aggregate principal balance over this limit, up to $1.0 million, must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, president, senior vice president, chief lending officer and at least two outside directors, plus all lending officers as non-voting members. The board of directors approves all loans to borrowers with an aggregate principal balance over $1.0 million. The board of directors ratifies all loans that are originated. Once the loan is approved, the applicant is informed and a closing date is scheduled. Loan commitments are typically funded within 30 days.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended September 30, 2017, September 30, 2016, and December 31, 2016.

	September 30, 2017
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2017	$772,492	$1,208,531	$220,860	$151,666	$316,514	$109,865	$172,613	$99,920	$3,052,461
Provision charged to expense	(24,925)	(115,121)	3,762	(58,828)	109,298	40,998	74,205	611	30,000
Losses charged off	-	-	-	-	(2,706)	-	(9,268)	-	(11,974)
Recoveries	5,659	5,809	-	525	28	-	1,426	-	13,447
Ending balance, September 30, 2017	$753,226	$1,099,219	$224,622	$93,363	$423,134	$150,863	$238,976	$100,531	$3,083,934

Beginning Balance, January 1, 2017	$832,000	$1,044,553	$191,359	$173,626	$301,478	$167,469	$182,653	$114,257	$3,007,395
Provision charged to expense	(54,914)	39,177	33,263	(83,838)	124,305	(16,606)	62,339	(13,726)	90,000
Losses charged off	(41,782)	-	-		(2,706)	-	(13,041)	-	(57,529)
Recoveries	17,922	15,489	-	3,575	57	-	7,025	-	44,068
Ending balance, September 30, 2017	$753,226	$1,099,219	$224,622	$93,363	$423,134	$150,863	$238,976	$100,531	$3,083,934

Ending balance: individually evaluated for impairment	$233,432	$774,201	$-	$-	$178,993	$3,731	$-	$-	$1,190,357
Ending balance: collectively evaluated for impairment	$519,794	$325,018	$224,622	$93,363	$244,141	$147,132	$238,976	$100,531	$1,893,577

Loans:
Ending balance	$45,438,266	$38,642,318	$39,957,890	$10,110,539	$24,702,765	$12,212,504	$16,141,791	$-	$187,206,073
Ending balance: individually evaluated for impairment	$696,670	$1,999,362	$-	$57,528	$623,744	$375,951	$-	$-	$3,753,255
Ending balance: collectively evaluated for impairment	$44,741,596	$36,642,956	$39,957,890	$10,053,011	$24,079,021	$11,836,553	$16,141,791	$-	$183,452,818

			September 30, 2016
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2016	$836,512	$913,730	$205,633	$197,901	$372,287	$162,663	$172,430	$97,409	$2,958,565
Provision charged to expense	20,848	(25,754)	(17,258)	2,785	(1,514)	33,389	14,870	2,634	30,000
Losses charged off	(7,803)	-	-	-	-	-	(8,602)	-	(16,405)
Recoveries	5,340	5,808	-	525	-	-	764	-	12,437
Ending balance, September 30, 2016	$854,897	$893,784	$188,375	$201,211	$370,773	$196,052	$179,462	$100,043	$2,984,597

Beginning Balance, January 1, 2016	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594
Provision charged to expense	45,349	(32,550)	(13,543)	50,383	(15,963)	32,706	25,521	(1,903)	90,000
Losses charged off	(34,682)	-	-	-	-	-	(20,501)	-	(55,183)
Recoveries	14,626	8,808	-	1,575	116	-	5,061	-	30,186
Ending balance, September 30, 2016	$854,897	$893,784	$188,375	$201,211	$370,773	$196,052	$179,462	$100,043	$2,984,597

Ending balance: individually evaluated for impairment	$257,165	$503,492	$-	$-	$108,485	$-	$-	$-	$869,142
Ending balance: collectively evaluated for impairment	$597,732	$390,292	$188,375	$201,211	$262,288	$196,052	$179,462	$100,043	$2,115,455

Loans:
Ending balance	$46,125,444	$41,504,664	$37,674,941	$11,427,197	$23,256,734	$13,833,991	$14,540,615	$-	$188,363,586
Ending balance: individually evaluated for impairment	$626,578	$1,177,278	$-	$56,409	$248,735	$-	$-	$-	$2,109,000
Ending balance: collectively evaluated for impairment	$45,498,866	$40,327,386	$37,674,941	$11,370,788	$23,007,999	$13,833,991	$14,540,615	$-	$186,254,586

	December 31, 2016
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2016	$829,604	$917,526	$201,918	$149,253	$386,620	$163,346	$169,381	$101,946	$2,919,594
Provision charged to expense	14,683	112,411	(10,559)	22,273	(85,258)	4,123	50,016	12,311	120,000
Losses charged off	(38,171)	-	-	-	-	-	(43,777)	-	(81,948)
Recoveries	25,884	14,616	-	2,100	116	-	7,033	-	49,749
Ending balance, December 31, 2016	$832,000	$1,044,553	$191,359	$173,626	$301,478	$167,469	$182,653	$114,257	$3,007,395

Ending balance: individually evaluated for impairment	$304,922	$723,481	$-	$-	$56,409	$-	$-	$-	$1,084,812
Ending balance: collectively evaluated for impairment	$527,078	$321,072	$191,359	$173,626	$245,069	$167,469	$182,653	$114,257	$1,922,583

Loans:
Ending balance	$45,311,103	$41,477,480	$38,271,758	$11,606,002	$21,617,744	$14,649,622	$14,543,356	$-	$187,477,065
Ending balance: individually evaluated for impairment	$713,151	$1,658,323	$-	$54,011	$155,067	$-	$-	$-	$2,580,552
Ending balance: collectively evaluated for impairment	$44,597,952	$39,819,157	$38,271,758	$11,551,991	$21,462,677	$14,649,622	$14,543,356	$-	$184,896,513

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2017 and December 31, 2016.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Rating:
Pass	$42,608,502	$42,327,337	$36,033,628	$39,078,740	$39,721,390	$38,271,758	$9,893,071	$10,790,377
Special Mention	922,169	1,016,025	329,014	429,877	-	-	55,741	70,983
Substandard	1,907,595	1,967,741	2,279,676	1,968,863	236,500	-	161,727	744,642
Total	$45,438,266	$45,311,103	$38,642,318	$41,477,480	$39,957,890	$38,271,758	$10,110,539	$11,606,002

	Commercial		Agricultural		Consumer		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Rating:
Pass	$24,058,706	$21,141,466	$11,212,515	$13,845,865	$15,422,443	$14,361,125	$178,950,255	$179,816,668
Special Mention	14,313	100,234	186,807	803,757	28,680	10,575	1,536,724	2,431,451
Substandard	629,746	376,044	813,182	-	690,668	171,656	6,719,094	5,228,946
Total	$24,702,765	$21,617,744	$12,212,504	$14,649,622	$16,141,791	$14,543,356	$187,206,073	$187,477,065

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$397,573	$164,948	$189,925	$752,446	$44,685,820	$45,438,266	$-
Commercial real estate	-	-	19,195	19,195	38,623,123	38,642,318	-
Agricultural real estate	-	-	-	-	39,957,890	39,957,890	-
Home equity	84,518	87,090	-	171,608	9,938,931	10,110,539	-
Commercial	-	6,315	5,000	11,315	24,691,450	24,702,765	-
Agricultural	-	-	-	-	12,212,504	12,212,504	-
Consumer	80,042	28,390	19,238	127,670	16,014,121	16,141,791	-
Total	$562,133	$286,743	$233,358	$1,082,234	$186,123,839	$187,206,073	$-

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$237,783	$136,340	$544,425	$918,548	$44,392,555	$45,311,103	$-
Commercial real estate	-	16,273	-	16,273	41,461,207	41,477,480	-
Agricultural real estate	-	-	-	-	38,271,758	38,271,758	-
Home equity	151,482	-	-	151,482	11,454,520	11,606,002	-
Commercial	-	41,474	13,309	54,783	21,562,961	21,617,744	-
Agricultural	-	-	-	-	14,649,622	14,649,622	-
Consumer	68,077	17,757	72,150	157,984	14,385,372	14,543,356	-
Total	$457,342	$211,844	$629,884	$1,299,070	$186,177,995	$187,477,065	$-

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

The following tables present impaired loans at or for the three and nine months ended September 30, 2017 and for the year ended December 31, 2016.

	Three Months Ended September 30, 2017
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$213,176	$213,176	$-	$238,138	$3,052	$2,783
Commercial real estate	531,007	531,007	-	553,564	-	-
Home equity	57,528	57,528	-	52,363	919	747
Commercial	444,751	444,751	-	459,111	5,877	4,844
Loans with a specific allowance:
One-to-four family residential	483,494	483,494	233,432	487,986	6,235	6,375
Commercial real estate	1,468,355	1,468,355	774,201	1,522,556	13,669	19,792
Commercial	178,993	178,993	178,993	192,546	-	-
Agricultural	375,951	375,951	3,731	376,571	4,431	2,987
Total:
One-to-four family residential	696,670	696,670	233,432	726,124	9,287	9,158
Commercial real estate	1,999,362	1,999,362	774,201	2,076,120	13,669	19,792
Home equity	57,528	57,528	-	52,363	919	747
Commercial	623,744	623,744	178,993	651,657	5,877	4,844
Agricultural	375,951	375,951	3,731	376,571	4,431	2,987
Total	$3,753,255	$3,753,255	$1,190,357	$3,882,835	$34,183	$37,528

	Nine Months Ended September 30, 2017
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$213,176	$213,176	$-	$249,949	$9,842	$9,829
Commercial real estate	531,007	531,007	-	554,029	20,982	22,972
Home equity	57,528	57,528	-	52,379	2,703	2,419
Commercial	444,751	444,751	-	487,847	18,545	15,514
Loans with a specific allowance:
One-to-four family residential	483,494	483,494	233,432	494,089	18,881	16,243
Commercial real estate	1,468,355	1,468,355	774,201	1,536,774	58,510	62,584
Commercial	178,993	178,993	178,993	195,571	1,646	1,317
Agricultural	375,951	375,951	3,731	383,775	13,641	26,240
Total:
One-to-four family residential	696,670	696,670	233,432	744,038	28,723	26,072
Commercial real estate	1,999,362	1,999,362	774,201	2,090,803	79,492	85,556
Home equity	57,528	57,528	-	52,379	2,703	2,419
Commercial	623,744	623,744	178,993	683,418	20,191	16,831
Agricultural	375,951	375,951	3,731	383,775	13,641	26,240
Total	$3,753,255	$3,753,255	$1,190,357	$3,954,413	$144,750	$157,118

	Year Ended December 31, 2016
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$39,598	$39,598	$-	$41,880	$2,653	$2,888
Commercial real estate	120,172	120,172	-	272,557	13,499	14,061
Commercial	61,483	61,483	-	87,359	4,332	4,419
Home equity	54,011	54,011	-	54,067	3,670	3,871
Loans with a specific allowance:
One-to-four family residential	673,553	673,553	304,922	719,834	41,323	34,208
Commercial real estate	1,538,151	1,538,151	723,481	1,572,203	68,918	64,878
Commercial	93,584	93,584	56,409	165,473	7,580	7,814
Total:
One-to-four family residential	713,151	713,151	304,922	761,714	43,976	37,096
Commercial real estate	1,658,323	1,658,323	723,481	1,844,760	82,417	78,939
Commercial	155,067	155,067	56,409	252,832	11,912	12,233
Home equity	54,011	54,011	-	54,067	3,670	3,871
Total	$2,580,552	$2,580,552	$1,084,812	$2,913,373	$141,975	$132,139

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

The following table presents the recorded balance, at original cost, of TDRs, as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016

One-to-four family residential	$670,248	$836,867
Commercial real estate	1,302,423	1,362,088
Agricultural real estate	236,500	-
Home equity	4,796	6,009
Commercial loans	392,159	245,710
Agricultural loans	93,914	-
Consumer loans	70,303	81,880

Total	$2,770,343	$2,532,554

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016

One-to-four family residential	$636,332	$666,744
Commercial real estate	1,302,423	1,362,088
Agricultural real estate	236,500	-
Home equity	4,796	6,009
Commercial loans	392,159	245,710
Agricultural loans	93,914	-
Consumer loans	70,303	57,540

Total	$2,736,427	$2,338,091

The following tables present loans modified as TDRs during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	2	$90,333
Commercial real estate	-	-	1	456,158
Agricultural real estate	-	-	1	236,500
Home equity	-	-	-	-
Commercial loans	1	134,446	2	178,993
Agricultural loans	-	-	1	93,914
Consumer loans	1	1,604	1	1,604

Total	2	$136,050	8	$1,057,502

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	1	$40,626
Commercial real estate	1	719,022	1	719,022
Agricultural real estate	-	-	-	-
Home equity	-	-	-	-
Commercial loans	1	218,331	1	218,331
Agricultural loans	-	-	-	-
Consumer loans	-	-	-	-

Total	2	$937,353	3	$977,979

2017 Modifications

The Company modified two residential real estate loans totaling $90,333. The modifications were made to lower the rate on one note and extend the payment schedule on the other note for three months. The Company modified one commercial real estate loan with a recorded investment of $456,158. The modification was made to lower the rate and extend the amortization. The Company modified one agricultural real estate loan with a recorded investment of $236,500. The modification was made to consolidate notes and extend the amortization. The Company modified two commercial loans with a recorded investment of $178,993. One modification was made to combine three notes and lower the rate and the other was made to consolidate two notes, capitalize interest, and extend the term. The Company modified one agricultural loan with a recorded investment of $93,914. The modification was made to extend the principal payment for nine months. The Company modified one consumer loan with a recorded investment of $1,604. The modification was made to extend the term and lower the payments. The modifications did not result in a write-off of the principal balance of any loan nor was there a significant difference between the pre-modification balance and the post-modification balance.

2016 Modifications

The Company modified one residential real estate loan with a recorded investment of $40,626. The modification was made to restructure the loan and capitalize delinquent real estate taxes. The Company modified one commercial real estate loan with a recorded investment of $719,022. The modification was made to lower the rate, extend the amortization, and capitalize interest and escrow funds as part of a bankruptcy restructuring. The Company modified one commercial loan with a recorded investment of $218,331. The modification was made to require interest only payments for four months. The modifications did not result in a write-off of the principal balance of any loan nor was there a significant difference between the pre-modification balance and the post-modification balance.

TDRs with Defaults

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the nine month period ended September 30, 2017, we had no defaulted TDRs as none were more than 90 days past due at September 30, 2017. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

During the nine month period ended September 30, 2016, three residential real estate loans of $176,483 were considered defaulted TDRs as they were more than 90 days past due at September 30, 2016.

The following table presents the Company’s nonaccrual loans at September 30, 2017 and December 31, 2016. This table excludes performing troubled debt restructurings.

	September 30, 2017	December 31, 2016

One-to-four family residential	$353,531	$590,514
Commercial real estate	682,665	708,922
Agricultural real estate	-	-
Home equity	40,218	49,542
Commercial loans	140,448	16,561
Agricultural loans	-	-
Consumer loans	118,722	164,472

Total	$1,335,584	$1,530,011

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2017:
U.S. government and agencies	$11,374,351	$-	$(307,519)	$11,066,832
Mortgage-backed securities (government-sponsored enterprises - residential)	56,208,061	44,247	(355,324)	55,896,984
Municipal bonds	37,924,484	924,596	(137,350)	38,711,730
	$105,506,896	$968,843	$(800,193)	$105,675,546

December 31, 2016:
U.S. government and agencies	$13,985,863	$9,641	$(661,964)	$13,333,540
Mortgage-backed securities (government-sponsored enterprises - residential)	45,457,262	70,512	(1,114,597)	44,413,177
Municipal bonds	42,500,579	558,776	(644,632)	42,414,723
	$101,943,704	$638,929	$(2,421,193)	$100,161,440

The amortized cost and fair value of available-for-sale securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$323,234	$323,369
More than one year to five years	4,530,741	4,622,781
More than five years to ten years	20,150,121	20,452,615
After ten years	24,294,739	24,379,797
	49,298,835	49,778,562
Mortgage-backed securities (government- sponsored enterprises - residential)	56,208,061	55,896,984
	$105,506,896	$105,675,546

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $59,039,000 at September 30, 2017 and $42,463,000 at December 31, 2016.

The book value of securities sold under agreement to repurchase amounted to $7,196,000 at September 30, 2017 and $7,135,000 at December 31, 2016. At September 30, 2017, we had $2,065,000 of repurchase agreements secured by U.S. government agency bonds and $5,262,000 of repurchase agreements secured by mortgage backed securities. All of our repurchase agreements mature overnight. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $107,000 and $84,000 and gross losses of $9,000 and $0 resulting from sales of available-for-sale securities were realized during the three months ended September 30, 2017 and 2016, respectively. Gross gains of $333,000 and $295,000 and gross losses of $9,000 and $3,000 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2017 and 2016, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2017 and December 31, 2016 were $61,146,000, and $71,583,000, respectively, which were approximately 58% and 71% of the Company’s available-for-sale investment portfolio.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2017 and December 31, 2016.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
September 30, 2017:
U.S. government agencies	$(216,312)	$8,216,077	$(91,207)	$2,850,755	$(307,519)	$11,066,832
Mortgage-backed securities (government sponsored enterprises - residential)	(259,857)	35,222,201	(95,467)	6,881,713	(355,324)	42,103,914
Municipal bonds	(81,973)	5,810,654	(55,377)	2,164,130	$(137,350)	$7,974,784
Total	$(558,142)	$49,248,932	$(242,051)	$11,896,598	$(800,193)	$61,145,530

December 31, 2016:
U.S. government agencies	$(661,964)	$12,333,924	$-	$-	$(661,964)	$12,333,924
Mortgage-backed securities (government sponsored enterprises - residential)	(1,114,597)	37,144,915	-	-	(1,114,597)	37,144,915
Municipal bonds	(644,632)	22,104,420	-	-	(644,632)	22,104,420
Total	$(2,421,193)	$71,583,259	$-	$-	$(2,421,193)	$71,583,259

The unrealized losses on the Company’s investments in municipal bonds, U.S. government agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2017	December 31, 2016
Net unrealized gains on securities available-for-sale	$168,650	$(1,782,264)
Tax effect	(57,341)	605,970
Net-of-tax amount	$111,309	$(1,176,294)

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine months ended September 30, 2017 and 2016, were as follows:

	Amounts Reclassified
	from AOCI
	Three Months Ended		Affected Line Item in the
	September 30, 2017	September 30, 2016	Statements of Income
Realized gains on available-for-sale securities	$97,701	$83,712	Net realized gains on sales of available-for-sale securities
Tax effect	(33,218)	(28,462)	Income taxes
Total reclassification out of AOCI	$64,483	$55,250	Net reclassified amount

	Amounts Reclassified
	from AOCI
	Nine Months Ended		Affected Line Item in the
	September 30, 2017	September 30, 2016	Statements of Income
Realized gains on available-for-sale securities	$324,375	$291,810	Net realized gains on sales of available-for-sale securities
Tax effect	(110,287)	(99,215)	Income taxes
Total reclassification out of AOCI	$214,088	$192,595	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016:

		September 30, 2017
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$11,066,832	$-	$11,066,832	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	55,896,984	-	55,896,984	-
Municipal bonds	38,711,730	-	38,711,730	-

		December 31, 2016
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$13,333,540	$-	$13,333,540	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	44,413,177	-	44,413,177	-
Municipal bonds	42,414,723	-	42,414,723	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine month period ended September 30, 2017.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016:

September 30, 2017
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,357,769	$-	$-	$1,357,769
Real estate owned	10,500	-	-	10,500

December 31, 2016
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$1,157,329	$-	$-	$1,157,329
Mortgage servicing rights	552,827	-	-	552,827

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

	Fair Value at 9/30/17	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Real estate owned	$10,500	Market comparable properties	Comparability adjustments (%)	30%
Collateral-dependent impaired loans	1,357,769	Market comparable properties	Marketability discount	25% – 50% (40%)

	Fair Value at 12/31/16	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,157,329	Market comparable properties	Marketability discount	20% – 30% (25%)
Mortgage servicing rights	552,827	Discounted cash flow	Discount rate PSA standard prepayment model rate	9% –13.5% (10.25%) 104 – 300 (153)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016

		September 30, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$24,638,617	$24,638,617	$-	$-
Interest-earning time deposits in banks	998,000	998,000	-	-
Other investments	53,131	-	53,131	-
Loans held for sale	286,328	-	286,328	-
Loans, net of allowance for loan losses	184,130,690	-	-	183,510,171
Federal Home Loan Bank stock	428,500	-	428,500	-
Interest receivable	2,527,625	-	2,527,625	-
Financial Liabilities
Deposits	272,619,107	-	200,500,496	72,875,950
Short-term borrowings	7,196,206	-	7,196,206	-
Advances from borrowers for taxes and insurance	642,305	-	642,305	-
Interest payable	90,266	-	90,266	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$12,909,924	$12,909,924	$-	$-
Interest-earning time deposits	750,000	750,000	-	-
Other investments	55,481	-	55,481	-
Loans held for sale	503,003	-	503,003	-
Loans, net of allowance for loan losses	184,448,003	-	-	183,941,877
Federal Home Loan Bank stock	363,800	-	363,800	-
Interest receivable	1,588,545	-	1,588,545	-
Financial Liabilities
Deposits	258,677,960	-	178,491,424	81,241,011
Short-term borrowings	7,135,182	-	7,135,182	-
Advances from borrowers for taxes and insurance	1,102,204	-	1,102,204	-
Interest payable	106,755	-	106,755	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the nine month period ended September 30, 2017 and the year ended December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Balance, beginning of period	$552,827	$597,713
Servicing rights capitalized	58,601	87,579
Amortization of servicing rights	(63,755)	(107,239)
Write-downs	-	(72,580)
Change in valuation allowance	-	47,354
Balance, end of period	$547,673	$552,827

Activity in the valuation allowance for mortgage servicing rights for the nine month period ended September 30, 2017 and the year ended December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Balance, beginning of period	$-	$47,354
Additions	-	38,967
Reductions due to write-downs		(72,580)
Reductions due to payoff of loans	-	(13,741)
Balance, end of period	$-	$-

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2017 and 2016 is shown below.

	September 30, 2017	September 30, 2016
Computed at the statutory rate (34%)	$1,077,162	$1,089,710
Increase (decrease) resulting from
Tax exempt interest	(327,772)	(333,465)
State income taxes, net	158,809	142,722
Increase in cash surrender value	(41,800)	(44,530)
Other, net	2,008	(57)

Actual tax expense	$868,407	$854,380

12.	COMMITMENTS AND CONTINGENCIES

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

Critical Accounting Policies and Use of Significant Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Management believes the following discussion addresses our most critical accounting policies and significant estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses - The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management’s judgement, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and composition of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans. Management uses the available information to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While we believe we have established our existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

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

Financial Condition

September 30, 2017 Compared to December 31, 2016

Total assets at September 30, 2017 were $336.8 million, an increase of $17.4 million, or 5.5%, from $319.3 million at December 31, 2016. The increase in total assets was primarily due to increases of $11.7 million in cash and cash equivalents and $5.5 million in investment and mortgage-backed securities.

Cash and cash equivalents increased $11.7 million to $24.6 million at September 30, 2017 from $12.9 million at December 31, 2016. Investment and mortgage-backed securities were $105.7 million at September 30, 2017, an increase of $5.5 million, or 5.5%, from $100.2 million at December 31, 2016. The increase in securities was due to an increase of $11.5 million in mortgage-backed securities, partially offset by a decrease of $6.0 million in investment securities. The decline in investment securities primarily consisted of a $3.7 million decrease in municipal bonds. The growth in cash and cash equivalents and mortgage-backed securities resulted from the investment of cash derived from deposit growth.

Net loans receivable (excluding loans held for sale) decreased $317,000, or 0.2%, to $184.1 million at September 30, 2017 from $184.5 million at December 31, 2016. The decrease in loans was primarily due to decreases of $2.8 million in commercial real estate loans and $2.4 million in agricultural business, partially offset by increases of $3.1 million in commercial business loans and $1.7 million in agricultural real estate loans.

At September 30, 2017 and December 31, 2016, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits increased $13.9 million, or 5.4%, to $272.6 million at September 30, 2017 from $258.7 million at December 31, 2016. The increase was primarily due to a $22.0 million increase in transaction accounts, reflecting an increase of $19.8 million in short-term, seasonal public funds. Other borrowings, which consisted of $7.2 million in overnight repurchase agreements at September 30, 2017, remained steady from $7.1 million at December 31, 2016. The repurchase agreements are a cash management service provided to our commercial deposit customers.

Total stockholders’ equity increased $3.3 million, or 7.1%, to $49.5 million at September 30, 2017, compared to $46.2 million at December 31, 2016. The increase in stockholders’ equity was the result of $2.3 million in net income and a $1.3 million increase in accumulated other comprehensive income, partially offset by the payment of $537,000 in cash dividends. Accumulated other comprehensive income increased primarily due to an increase in unrealized gains, net of tax, on available-for-sale securities reflecting increases in market prices for securities in our portfolio due to increases in market interest rates. Accumulated other comprehensive income does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General: Net income for the three months ended September 30, 2017 was $734,000, or $0.41 per common share, basic and diluted, compared to net income of $758,000, or $0.43 per common share, basic and $0.42 per common share, diluted, for the three months ended September 30, 2016. The $24,000 decrease in net income during the third quarter of 2017, as compared to the third quarter of 2016, reflected a decrease of $45,000 in net interest income and an increase of $18,000 in income taxes, partially offset by an increase of $29,000 in noninterest income and a decrease of $10,000 in noninterest expense.

Interest Income: Total interest income for the three months ended September 30, 2017 decreased $8,000, or 0.3%, to $2.9 million, as compared to the same period of 2016. The decrease in interest income reflected decreases of $60,000 in interest income on loans and $60,000 in interest income on investment securities, partially offset by increases of $101,000 in interest income on mortgage backed securities and $11,000 in interest income on other interest-earning assets.

Interest income on loans decreased $60,000 to $2.2 million during the third quarter of 2017, as compared to the third quarter of 2016, primarily due to a decrease in the average balance of loans. The average balance of the loan portfolio decreased $5.9 million to $188.1 million during the third quarter of 2017, as compared to the third quarter of 2016. The decrease in the average balance of the loan portfolio reflected decreases in the average balance of commercial real estate loans and agricultural business loans. The average yield increased to 4.75% during the third quarter of 2017, compared to 4.73% during the third quarter of 2016.

Interest income on investment securities decreased $60,000 to $372,000 during the third quarter of 2017 compared to the third quarter of 2016. The decrease reflected an $11.2 million decrease in the average balance of investment securities to $51.0 million during the third quarter of 2017, compared to $62.2 million during the third quarter of 2016, partially offset by an increase in the average yield earned. The decrease in the average balance of investment securities mostly reflected the decrease in the average balance of U.S. agency bonds, primarily due to sales. The average yield of investment securities increased 14 basis points to 2.92% during the third quarter of 2017 from 2.78% during the third quarter of 2016, due to the lower average balance of lower-yielding U.S. agency bonds. The majority of our investment portfolio (excluding mortgage-backed securities) consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities increased $101,000 to $214,000 during the third quarter of 2017, compared to the third quarter of 2016. The increase reflected a $26.1 million increase in the average balance of mortgage-backed securities to $55.1 million during the third quarter of 2017, compared to $29.0 million during the third quarter of 2016. The increase in the average balance of mortgage-backed securities reflected the investment of funds from loan payments and sales of investment securities, as loan demand remained weak, and acceptable higher-yielding investment securities were not available. The average yield of mortgage-backed securities remained steady at 1.55% during the third quarters of 2017 and 2016.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $11,000 to $30,000 during the third quarter of 2017, compared to the third quarter of 2016. The average yield on other interest-earning assets increased 41 basis points to 1.02% during the third quarter of 2017 from 0.61% during the third quarter of 2016, reflecting the increase in short-term interest rates. The average balance of these accounts decreased by $838,000 to $11.7 million for the third quarter of 2017, as compared to the third quarter of 2016.

Interest Expense: Total interest expense increased $37,000, or 13.3%, to $314,000 during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The higher interest expense reflected increases of $27,000 in the cost of deposits and $10,000 in the cost of other borrowings.

Interest expense on deposits increased $27,000 to $299,000 during the third quarter of 2017 compared to $272,000 during the third quarter of 2016. The increase in interest expense on deposits was primarily due to an increase in the average rate paid on our deposits during the third quarter of 2017. The average rate paid on deposits increased to 0.52% during the third quarter of 2017 from 0.47% during the third quarter of 2016. The increase in the average rate paid was impacted by the higher average rate paid on interest-bearing checking accounts, which reflected the increase in short-term interest rates and the growth in higher-cost, public funds during the third quarter of 2017. The average balance of deposits increased $1.8 million to $231.1 million during the third quarter of 2017, compared to $229.3 million during the third quarter of 2016. The increase reflected an $8.0 million increase in the average balance of transaction accounts, partially offset by a $6.2 million decrease in the average balance of time deposit accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $10,000 to $16,000 during the third quarter of 2017. The average rate paid on borrowed funds increased 65 basis points to 0.98% during the third quarter of 2017 compared to 0.33% during the third quarter of 2016, reflecting the increase in short-term interest rates. The average balance of borrowed funds remained steady at $6.4 million during the third quarters of 2017 and 2016.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income decreased by $45,000, or 1.8%, to $2.5 million during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Our net interest margin decreased to 3.32% during the third quarter of 2017 from 3.47% during the third quarter of 2016. Our interest rate spread decreased to 3.20% during the third quarter of 2017 from 3.37% during the third quarter of 2016. Our ratio of interest earning assets to interest bearing liabilities was 1.29x and 1.26x during the three months ended September 30, 2017 and 2016, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America.

The provision for loan losses remained stable at $30,000 during the third quarters of 2017 and 2016. The allowance for loan losses increased $77,000 to $3.1 million at September 30, 2017 from $3.0 million at December 31, 2016. The Company recognized a net recovery of $1,000 during the third quarter of 2017, compared to net charge-offs of $4,000 during the third quarter of 2016. Loans delinquent 30 days or more decreased to $1.1 million, or 0.58% of total loans, as of September 30, 2017, from $1.3 million, or 0.69% of total loans, as of December 31, 2016. Loans delinquent 30 days or more totaled $1.2 million, or 0.66% of total loans, at September 30, 2016.

Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit, as well as management’s periodic review of the collectability of the remainder of the loan portfolio. This review also considered the local economy and the level of bankruptcies and foreclosures in our market area. The following table sets forth information regarding nonperforming assets at the dates indicated.

	September 30, 2017	December 31, 2016

Nonaccrual loans:
One-to-four family residential	$353,531	$590,514
Commercial real estate	682,665	708,922
Commercial business	140,448	16,561
Home equity	40,218	49,542
Consumer	118,722	164,472
Total	$1,335,584	$1,530,011

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	10,500	-
Commercial real estate	-	-
Total	$10,500	$-

Total nonperforming assets	$1,346,084	$1,530,011

Total nonperforming loans as a percentage of total loans	0.71%	0.82%
Total nonperforming assets as a percentage of total assets	0.40%	0.48%

Nonperforming assets decreased $184,000 to $1.3 million, or 0.40% of total assets, as of September 30, 2017, compared to $1.5 million, or 0.48% of total assets, as of December 31, 2016. The decrease in nonperforming assets was due to a decrease of $194,000 in nonperforming loans, reflecting the foreclosure and subsequent sale of two residential properties.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at September 30, 2017 and December 31, 2016. All nonaccrual loans are automatically placed on the watch list. Special Mention credits decreased $895,000 and Substandard credits increased $1.5 million, primarily reflecting the downgrade of two agricultural borrowers during the first nine months of 2017.

	September 30, 2017	December 31, 2016

Special Mention credits	$1,536,724	$2,431,451
Substandard credits	6,719,094	5,228,946
Total watch list credits	$8,255,818	$7,660,397

Non-Interest Income: Non-interest income increased $29,000, or 2.7%, to $1.1 million during the three months ended September 30, 2017, compared to the same period of 2016. The increase in non-interest income resulted primarily from increases of $16,000 in commission income, $14,000 in gains on the sales of available-for-sale securities and $13,000 in income from fiduciary activities, partially offset by a decrease of $31,000 in net income from mortgage banking operations. The increase in commission income reflected improved market conditions and higher market values. The increase in gains on the sales of securities reflected sales of $13.4 million during the third quarter of 2017 compared to $10.3 million during the same period of 2016. Securities were sold during 2017 to reduce price volatility and improve yields. The increase in income from fiduciary activities reflected growth in accounts and market values. The decrease in net income from mortgage banking operations resulted from loan sales to the secondary market of $4.8 million during the third quarter of 2017, compared to $7.2 million during the third quarter of 2016.

Non-Interest Expense: Total non-interest expense decreased $10,000, or 0.4%, to $2.6 million for the three months ended September 30, 2017. The decrease was primarily due to a decrease of $52,000 in compensation and benefits expense, partially offset by an increase of $28,000 in data processing and telecommunications expense. The decrease in salaries and employee benefits expense reflected a decrease in full-time equivalent employees to 91 at September 30, 2017 from 94 at September 30, 2016. The increase in data processing and telecommunications expense was related to the upgrading of our network monitoring equipment and support services during 2017.

Income Taxes: The provision for income taxes increased $18,000 to $285,000 during the third quarter of 2017 compared to the same period of 2016. The increase in the income tax provision reflected the increase in the Illinois state tax rate effective July 1, 2017, partially offset by a lower level of taxable income. The effective tax rate was 28.0% and 26.1% during the three months ended September 30, 2017 and 2016, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General: Net income during the nine months ended September 30, 2017 was $2,300,000, or $1.28 per common share, basic, and $1.27 per common share, diluted, compared to net income of $2,351,000, or $1.32 per common share, basic, and $1.31 per common share, diluted, during the nine months ended September 30, 2016. The $51,000 decrease in net income reflected a decrease of $232,000 in net interest income and an increase of $14,000 in income taxes, partially offset by an increase of $132,000 in noninterest income and a decrease of $63,000 in noninterest expense.

Interest Income: Total interest income during the nine months ended September 30, 2017 decreased $151,000, or 1.8%, to $8.5 million from the same period of 2016. The decrease in interest income reflected decreases of $345,000 in interest income on loans and $159,000 in interest income on investment securities, partially offset by increases of $334,000 in interest income on mortgage backed securities and $19,000 in interest income on other interest earning assets.

Interest income on loans decreased $345,000 to $6.6 million during the nine months ended September 30, 2017, compared to the same period of 2016. The decrease in interest income on loans was primarily due to a decrease in the average balance of loans. The average balance of the loan portfolio decreased $7.8 million to $185.4 million during the first nine months of 2017, as compared to the first nine months of 2016. The decrease in the average balance of the loan portfolio reflected decreases in the average balance of commercial real estate loans and agricultural business loans. The average yield on loans also decreased to 4.73% during the first nine months of 2017, compared to 4.78% during the first nine months of 2016, due to the continuing low interest rate environment.

Interest income on investment securities decreased $159,000 to $1.1 million during the nine months ended September 30, 2017 from the same period of 2016. The decrease in interest income reflected an $8.5 million decrease in the average balance of the investment portfolio to $53.1 million during the first nine months of 2017, as compared to the prior year period. The decrease in the average balance of investment securities mostly reflected the decrease in the average balance of U.S. agency bonds, primarily due to sales. The average yield of investment securities increased to 2.88% during the first nine months of 2017 from 2.83% during the first nine months of 2016. The majority of our investment portfolio (excluding mortgage-backed securities) consists of municipal bonds, which are exempt from federal taxation, resulting in a higher tax-equivalent yield.

Interest income on mortgage-backed securities increased $334,000 to $674,000 during the nine months ended September 30, 2017, compared to the same period of 2016. The increase primarily reflected a $29.1 million increase in the average balance of mortgage-backed securities to $52.9 million during the first nine months of 2017. The increase in the average balance of mortgage-backed securities reflected the investment of funds from loan payments, deposit growth, and sales of investment securities, as loan demand remained weak, and acceptable higher-yielding investment securities were not available. The increase in the average balance of mortgage-backed securities was partially offset by a 20 basis points decrease in the average yield of mortgage-backed securities to 1.70% during the first nine months of 2017, compared to 1.90% during the same period of 2016. The average yield was impacted by higher premium amortization resulting from faster national prepayment speeds on mortgage-backed securities. The amortization of premiums on mortgage-backed securities, which reduces the average yield, increased $447,000 to $696,000 during the first nine months of 2017, compared to $249,000 during the first nine months of 2016. The increase in premium amortization also reflected the increase in the average volume of mortgage-backed securities.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, increased $19,000 to $66,000 during the first nine months of 2017, compared to the same period of 2016. The average balance of these accounts increased $2.2 million to $10.6 million for the nine months ended September 30, 2017 compared to $8.4 million for the nine months ended September 30, 2016. The increase in the average balance reflected an increase in the average balance of federal funds sold, resulting from the growth in short-term seasonal public funds during this same time frame. The average yield on other interest-earning assets increased to 0.83% during the first nine months of 2017 from 0.74% during the first nine months of 2016, reflecting the increase in short-term interest rates.

Interest Expense: Total interest expense increased $81,000, or 10.5%, to $855,000 during the nine months ended September 30, 2017 compared to $774,000 during the nine months ended September 30, 2016. The higher interest expense reflected increases of $65,000 in the cost of deposits and $16,000 in the cost of borrowings.

Interest expense on deposits increased $65,000 to $824,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. While the average rate paid on deposits increased only 2 basis points to 0.48% during the first nine months of 2017, our interest expense on deposits was impacted by the higher average rate paid on interest-bearing checking accounts. The higher rate reflected the growth in higher-cost, public funds during the first nine months of 2017. The average balance of deposits increased $9.7 million to $227.9 million during the first nine months of 2017, compared to $218.2 million during the first nine months of 2016, reflecting the growth in public funds. The increase reflected a $13.5 million increase in the average balance of transaction accounts, partially offset by a $3.8 million decrease in the average balance of time deposit accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $16,000 to $32,000 during the first nine months of 2017, compared to the same period of 2016. The average rate paid on borrowed funds increased 50 basis points to 0.82% during the first nine months of 2017 compared to 0.32% during the first nine months of 2016, reflecting the increase in short-term interest rates. The average balance of borrowed funds decreased $1.3 million to $5.1 million during the first nine months of 2017, compared to the same period of 2016, due to the repayment of our FHLB advances during 2016.

Net Interest Income. As a result of the changes in interest income and interest expense noted above, net interest income decreased by $232,000, or 3.0%, to $7.6 million for the nine months ended September 30, 2017 from $7.8 million for the nine months ended September 30, 2016. Our net interest margin decreased to 3.36% for the first nine months of 2017 from 3.64% for the first nine months of 2016. Our interest rate spread decreased to 3.25% during the first nine months of 2017 from 3.54% during the first nine months of 2016. Our ratio of interest earning assets to interest bearing liabilities was 1.30x and 1.28x during the nine months ended September 30, 2017 and 2016, respectively.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30, 2017	September 30, 2016

Balance at beginning of period	$3,007,395	$2,919,594
Charge-offs:
One-to-four family residential	41,782	34,682
Commercial business	2,706	-
Consumer	13,041	20,501
Total	57,529	55,183
Recoveries:
One-to-four family residential	17,922	14,626
Commercial real estate	15,489	8,808
Commercial business	57	116
Home equity	3,575	1,575
Consumer	7,025	5,061
Total	44,068	30,186
Net loan charge-offs	13,461	24,997
Additions charged to operations	90,000	90,000
Balance at end of period	$3,083,934	$2,984,597

The allowance for loan losses increased $77,000 to $3.1 million at September 30, 2017, from $3.0 million at December 31, 2016. The provision remained steady at $90,000 during the first nine months of 2017 and 2016. Net charge-offs decreased to $13,000 during the first nine months of 2017, compared to $25,000 during the first nine months of 2016.

Non-Interest Income: Non-interest income increased $132,000, or 4.2%, to $3.3 million for the nine months ended September 30, 2017, compared to the same period of 2016. The increase in noninterest income was primarily due to increases of $39,000 in service charges on deposits, $33,000 in gains on the sale of securities, $24,000 in ATM and debit card interchange income, and $22,000 in income from fiduciary activities. The increase in service charges on deposits was mostly due to an increase in fees related to nonsufficient funds, reflecting changes made to our overdraft program during 2016. The increase in gains on the sales of securities also reflected sales of $32.4 million during the first nine months of 2017 compared to $31.6 million during the same period of 2016. Securities were sold during 2017 to reduce price volatility and improve yields. The increase in ATM and debit card interchange income reflected a higher volume of transactions. The increase in income from fiduciary activities reflected growth in accounts and market values.

Non-Interest Expense: Total non-interest expense decreased $63,000, or 0.8%, to $7.6 million for the nine months ended September 30, 2017 compared to the same period of 2016. The decrease in noninterest expense was primarily due to decreases of $118,000 in compensation and benefits expense and $45,000 in real estate owned expenses, partially offset by an increase of $73,000 in data processing and telecommunications expense. The decrease in compensation and benefits expense reflected a decrease in our full-time equivalent employees. The decrease in real estate owned expense reflected an increase of $31,000 in gains on the sales of real estate owned properties during the first nine months of 2017, compared to the first nine months of 2016. The increase in data processing and telecommunications expense was related to the upgrading of our network monitoring equipment and support services during 2017.

Income Taxes: The provision for income taxes increased $14,000 to $868,000 during the first nine months of 2017 compared to the same period of 2016. The increase in the income tax provision reflected the increase in the Illinois state tax rate effective July 1, 2017, partially offset by a lower level of taxable income. The effective tax rate was 27.4% and 26.7% during the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At September 30, 2017 and December 31, 2016, cash and cash equivalents totaled $24.6 million and $12.9 million, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the nine months ended September 30, 2017, the most significant sources of funds have been deposit growth, sales of investment and mortgage-backed securities, and principal repayments on loans and mortgage-backed securities. These funds have been used primarily for purchases of investment and mortgage-backed securities and to fund loan originations.

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

Liquidity management is both a short- and long-term responsibility. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At September 30, 2017, the Company had no outstanding FHLB advances and approximately $78.7 million available to it under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at September 30, 2017 and December 31, 2016 were 35.2% and 36.3%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016

Commitments to fund loans	$43,931,413	$47,944,348
Standby letters of credit	80,250	110,000

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). In addition, the Bank is subject to the new capital conservation buffer which began phasing in during the first quarter of 2016 at 0.625% of risk-weighted assets. For 2017, the conservation buffer is 1.25% of risk-weighted assets. The capital conservation buffer will continue to increase 0.625% each year until fully phased in at 2.50% of risk-weighted assets beginning in the first quarter of 2019. Management believes that at September 30, 2017, the Bank met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At September 30, 2017, the Bank’s core capital ratio was 13.11% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At September 30, 2017, minimum requirements and the Bank's actual ratios are as follows:

	September 30, 2017	Minimum	Minimum Required
	Actual	Required	With Capital Buffer
Tier 1 Capital to Average Assets	13.11%	4.00%	4.000%
Common Equity Tier 1	19.63%	4.50%	5.750%
Tier 1 Capital to Risk-Weighted Assets	19.63%	6.00%	7.250%
Total Capital to Risk-Weighted Assets	20.89%	8.00%	9.250%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended September 30,
	2017			2016
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$188,124	$2,234	4.75%	$194,060	$2,295	4.73%
Investment securities	50,958	372	2.92%	62,218	432	2.78%
Mortgage-backed securities	55,121	214	1.55%	29,026	112	1.55%
Other	11,689	30	1.02%	12,527	19	0.61%
Total interest-earning assets	305,892	2,850	3.73%	297,831	2,858	3.84%

Non-interest earnings assets	19,781			20,310
Total assets	$325,673			$318,141

Interest-bearing liabilities:
Interest-bearing checking	$69,616	$109	0.63%	$64,192	$57	0.35%
Savings accounts	46,234	21	0.18%	42,947	21	0.20%
Certificates of deposit	73,281	141	0.77%	79,514	166	0.83%
Money market savings	33,919	24	0.29%	34,429	25	0.29%
Money market deposits	8,075	3	0.17%	8,225	3	0.15%
Total interest-bearing deposits	231,125	298	0.52%	229,307	272	0.47%
Federal Home Loan Bank advances	-	-	0.00%	426	-	0.42%
Short-term borrowings	6,421	16	0.98%	6,019	5	0.32%
Total borrowings	6,421	16	0.98%	6,445	5	0.33%
Total interest-bearing liabilities	237,546	314	0.53%	235,752	277	0.47%

Non-interest bearing liabilities	38,951			34,403
Stockholders' equity	49,176			47,986

Total liabilities/stockholders' equity	$325,673			$318,141

Net interest income		$2,536			$2,581

Interest rate spread (average yield earned minus average rate paid)			3.20%			3.37%

Net interest margin (net interest income divided by average interest-earning assets)			3.32%			3.47%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative three month periods.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended September 30,
	2017 Compared to 2016
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$11	$(71)	$(60)
Investment securities	21	(81)	(60)
Mortgage-backed securities	-	101	101
Other	12	(1)	11
Total net change in income on interest-earning assets	44	(52)	(8)

Interest-bearing liabilities:
Interest-bearing checking	47	5	52
Savings accounts	(2)	2	-
Certificates of deposit	(13)	(12)	(25)
Money market savings	1	(1)	-
Money market deposits	-	-	-
Total interest-bearing deposits	33	(6)	27
Federal Home Loan Bank advances	-	-	-
Short-term borrowings	10	-	10
Total borrowings	10	-	10
Total net change in expense on interest-bearing liabilities	43	(6)	37

Net change in net interest income	$1	$(46)	$(45)

The following table sets forth the average balances and interest rates (costs) on the Company’s assets and liabilities during the periods presented.

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Nine Months Ended September 30,
	2017			2016
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$185,442	$6,581	4.73%	$193,263	$6,926	4.78%
Investment securities	53,091	1,146	2.88%	61,605	1,306	2.83%
Mortgage-backed securities	52,888	674	1.70%	23,817	339	1.90%
Other	10,550	66	0.83%	8,388	46	0.74%
Total interest-earning assets	301,971	8,467	3.74%	287,073	8,617	4.00%

Non-interest earnings assets	19,500			20,176
Total assets	$321,471			$307,249

Interest-bearing liabilities:
Interest-bearing checking	$63,382	$242	0.51%	$54,090	$119	0.29%
Savings accounts	46,330	67	0.19%	43,118	63	0.19%
Certificates of deposit	74,595	429	0.77%	78,351	492	0.84%
Money market savings	35,247	75	0.29%	34,960	75	0.29%
Money market deposits	8,376	10	0.17%	7,670	9	0.15%
Total interest-bearing deposits	227,930	823	0.48%	218,189	758	0.46%
Federal Home Loan Bank advances	2	-	0.72%	1,798	4	0.30%
Short-term borrowings	5,106	32	0.82%	4,616	11	0.33%
Total borrowings	5,108	32	0.82%	6,414	15	0.32%
Total interest-bearing liabilities	233,038	855	0.49%	224,603	773	0.46%

Non-interest bearing liabilities	40,441			35,618
Stockholders' equity	47,992			47,028

Total liabilities/stockholders' equity	$321,471			$307,249

Net interest income		$7,612			$7,844

Interest rate spread (average yield earned minus average rate paid)			3.25%			3.54%

Net interest margin (net interest income divided by average interest-earning assets)			3.36%			3.64%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities for the comparative six month periods.

Analysis of Volume and Rate Changes
(In thousands)
Nine Months Ended September 30,
	2017 Compared to 2016
	Increase(Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(67)	$(278)	$(345)
Investment securities	24	(183)	(159)
Mortgage-backed securities	(40)	374	334
Other	6	13	19
Total net change in income on interest-earning assets	(77)	(74)	(151)

Interest-bearing liabilities:
Interest-bearing checking	100	23	123
Savings accounts	(1)	5	4
Certificates of deposit	(41)	(23)	(64)
Money market savings	(1)	1	-
Money market deposits	1	1	2
Total interest-bearing deposits	58	7	65
Federal Home Loan Bank advances	2	(6)	(4)
Short-term borrowings	19	1	20
Total borrowings	21	(5)	16
Total net change in expense on interest-bearing liabilities	79	2	81

Net change in net interest income	$(156)	$(76)	$(232)

JACKSONVILLE BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its long-term fixed-rate residential mortgage loans with terms of 15 years or more in the secondary market, originating adjustable rate loans, and balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one-to-four family residential loans. Our portfolio of mortgage-backed securities also provides monthly cash flows. The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than certificate accounts. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

The Company uses a comprehensive asset/liability software package provided by a third-party vendor to perform interest rate sensitivity analysis for all product categories. The primary focus of the Company’s analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investment securities and loans. All of the Company’s interest rate sensitive assets and liabilities are analyzed by product type and repriced based upon current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus 300 basis points in 100 basis point increments and minus 100 basis points.

The following table shows projected results at September 30, 2017 and December 31, 2016 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	Change in Net Interest Income
	(Dollars in thousands)
	September 30, 2017		December 31, 2016		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	131	1.12%	(99)	-0.87%	> (20.00)%
+ 200 basis points	82	0.70%	(64)	-0.56%	> (12.50)%
+ 100 basis points	43	0.37%	(13)	-0.12%	> (12.50)%
- 100 basis points	(540)	-4.61%	(195)	-1.70%	> (20.00)%

The table above indicates that as of September 30, 2017, in the event of a 200 basis points increase in interest rates, we would experience a 0.70% increase in net interest income. In the event of a 100 basis points decrease in interest rates, we would experience a 4.61% decrease in net interest income.

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

At September 30, 2017, neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings undertaken in the normal course of business.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan (1)
July 1 – July 31	-	-	-	18,758
August 1 – August 31	-	-	-	18,758
September 1 – September 30	-	-	-	18,758
(1)	On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company can repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares, from time to time, depending on market conditions and other considerations. The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the repurchase of 73,260 shares permitted under the program. The program will continue until it is completed or terminated by the Company’s Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1 -	Change in Control Agreement between Jacksonville Savings Bank and Chris A. Royal dated August 16, 2017. (1)
31.1 -	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2 -	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1 -	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS -	XBRL Instance Document
101 SCH -	XBRL Taxonomy Extension Schema Document
101 CAL -	XBRL Taxonomy Calculation Linkbase Document
101 DEF -	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB -	XBRL Taxonomy Label Linkbase Document
101 PRE -	XBRL Taxonomy Presentation Linkbase Document

___________________

(1)	Incorporated by reference into this document from the exhibit to the Form 8-K as filed with the Securities and Exchange Commission on August 17, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.
Registrant

Date:	11/9/2017	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Executive Vice President and Chief Financial Officer

