Form 10-K
period 2017-12-31
Jacksonville Bancorp, Inc.
filed 2018-03-07
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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
(Do not check if a smaller reporting company)

Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2017, as reported by the Nasdaq Capital Market, was approximately $56.2 million.

As of March 1, 2018, there were issued and outstanding 1,814,467 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Annual Report to Stockholders (Parts II and IV).

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

On January 18, 2018, the Company announced the signing of a merger agreement under which CNB Bank Shares, Inc. will acquire the Company in an all-cash transaction for total consideration valued at approximately $61.6 million. Subject to the satisfaction or waiver of the closing conditions contained in the merger agreement, including the approval of the merger agreement by the Company’s stockholders and the receipt of required regulatory approvals, CNB Bank Shares and the Company expect that the merger will be completed during the second quarter of 2018. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all.

The Company’s only significant asset is its investment in Jacksonville Savings Bank. At December 31, 2017, Jacksonville Bancorp, Inc. had consolidated assets of $325.0 million, total deposits of $252.7 million, and stockholders’ equity of $48.8 million.

Jacksonville Savings Bank

Jacksonville Savings Bank is an Illinois-chartered savings bank headquartered in Jacksonville, Illinois. We conduct our business from our main office and five branches, two of which are located in Jacksonville and one of which is located in each of the following Illinois communities: Virden, Litchfield, and Chapin. We were originally chartered in 1916 as an Illinois-chartered mutual savings and loan association and converted to a mutual savings bank in 1992. In 1995, Jacksonville Savings Bank converted to an Illinois chartered stock savings bank and reorganized from the mutual to the mutual holding company form of organization. We have been a member of the Federal Home Loan Bank System since 1932. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

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

The economy of our market area consists primarily of agriculture and related businesses, light industry and state and local government. The largest employers in our market area are Reynolds, Passavant Area Hospital, and the State of Illinois. As of December 2017, unemployment rates in our market area were: 4.0% in Morgan County, 4.7% in Cass County, 4.7% in Macoupin County, and 5.4% in Montgomery County. This compared with unemployment rates of 4.7% in Illinois and 3.9% in the United States as a whole.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from commercial banks, other savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Morgan, Macoupin and Montgomery counties, Illinois. As of June 30, 2017, our FDIC-insured deposit market share in the counties we serve was 11.0%, which ranked us as the second largest deposit holder out of 28 bank and thrift institutions with offices in Morgan, Macoupin, or Montgomery Counties, Illinois. Such data does not reflect deposits held by credit unions.

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

Lending Activities

General. Historically, our principal lending activity has been the origination of mortgage loans secured by one- to four-family residential properties in our local market area. Over the past several years, we have increased our emphasis on originating loans secured by commercial and agricultural real estate. We also originate commercial and agricultural business loans secured by collateral other than real estate as well as unsecured commercial and agricultural business loans. We also originate home equity and consumer loans. At December 31, 2017, our loans receivable totaled $189.4 million, of which $45.8 million, or 24.6%, consisted of one- to four-family residential mortgage loans. The remainder of our loans receivable at December 31, 2017 consisted of commercial real estate loans totaling $37.3 million, or 20.0% of net loans, agricultural real estate loans totaling $40.1 million, or 21.5% of net loans, commercial business loans totaling $26.9 million, or 14.4% of net loans, agricultural business loans totaling $13.4 million, or 7.2% of net loans, consumer loans totaling $15.8 million, or 8.4% of net loans, and home equity loans totaling $10.1 million, or 5.4% of net loans.

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

We originate fixed-rate residential mortgage loans secured by one- to four-family residential properties with terms up to 30 years. We sell a significant portion of our one- to four-family fixed-rate residential mortgage loan originations with terms of generally 15 years or greater directly to the secondary market. During the years ended December 31, 2017 and 2016, we sold $18.8 million and $20.7 million of fixed-rate residential mortgage loans, respectively. Loans are generally sold without recourse and with servicing retained.

At December 31, 2017, we were servicing $128.0 million in loans for which we received servicing income of $337,000 for the year ended December 31, 2017. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned as loan servicing fees in noninterest income. The amortization of mortgage servicing rights is netted from the gains on sale of loans, both cash gains as well as the capitalized gains, and is included in mortgage banking operations, net, in noninterest income.

Loan Portfolio Composition. Set forth below are selected data relating to the composition of our loan portfolio, by type of loan as of the dates indicated, excluding loans held for sale of $179,000, $503,000, $539,000, $236,000 and $262,000 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$45,844	24.6%	$45,311	24.6%	$47,395	24.6%	$44,561	24.2%	$44,286	24.5%
Commercial (2)	37,260	20.0	41,477	22.5	40,382	20.9	40,475	21.9	38,921	21.5
Agricultural	40,129	21.5	38,272	20.7	41,223	21.3	40,119	21.7	35,006	19.4
Home equity (3)	10,118	5.4	11,606	6.3	11,692	6.1	11,283	6.1	11,729	6.5
Total real estate loans	133,351	71.5	136,666	74.1	140,692	72.9	136,438	73.9	129,942	71.9

Commercial business loans	26,935	14.4	21,618	11.7	25,453	13.2	26,814	14.5	29,947	16.6
Agricultural business loans	13,401	7.2	14,650	7.9	16,103	8.3	11,845	6.4	10,560	5.9
Consumer loans	15,761	8.4	14,543	7.9	13,741	7.1	12,587	6.8	13,606	7.5
Total loans receivable	189,448	101.5	187,477	101.6	195,989	101.5	187,684	101.6	184,055	101.9

Less:
Unearned premium on purchased loans, unearned discount and deferred loan fees, net	10	—	22	—	29	—	9	—	9	—
Allowance for loan losses	2,880	1.5	3,007	1.6	2,920	1.5	2,956	1.6	3,406	1.9
Total loans receivable, net	$186,558	100.0%	$184,448	100.0%	$193,040	100.0%	$184,719	100.0%	$180,640	100.0%

(1)	Includes one- to four-family real estate construction loans of $522,000, $1.3 million, $1.3 million, $1.2 million and $328,000 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
(2)	Includes commercial real estate construction loans of $11.9 million, $9.6 million, $4.7 million, $3.3 million and $4.7 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
(3)	Includes real estate construction loans of $163,000, $80,000, $80,000, $140,000 and $0 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

One- to Four-Family Mortgage Loans. Historically our primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in our market area. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. We generally limit our one- to four-family loan originations to the financing of loans secured by properties located within our market area. At December 31, 2017, $45.8 million, or 24.6% of our net loan portfolio, was invested in mortgage loans secured by one- to four-family residences.

Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is currently $424,100 for single-family homes. At December 31, 2017, we had three one- to four-family residential mortgage loans with principal balances in excess of $424,100, commonly referred to as jumbo loans.

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

We currently offer adjustable-rate mortgage loans for terms ranging up to 30 years. We generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination. Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on our net interest income. In the low interest rate environment that has existed over the past few years, our adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of our loan portfolio. We have used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $22.9 million, or 49.9% of our total one- to four-family residential real estate loans receivable at December 31, 2017. The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. During 2017, we originated $25.1 million of fixed-rate residential mortgage loans, most of which were subsequently sold in the secondary market, and $7.8 million of adjustable-rate mortgage loans which were held in our portfolio.

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

Commercial Real Estate Loans. We originate and purchase commercial real estate loans. At December 31, 2017, $37.3 million, or 20.0%, of our net loan portfolio consisted of commercial real estate loans. During 2017, loan originations secured by commercial real estate totaled $7.4 million as compared to $14.5 million in 2016. Our commercial real estate loans are secured primarily by improved properties such as multi-family residential properties, retail facilities and office buildings, hotels, restaurants, and other non-residential buildings. At December 31, 2017, our commercial real estate loan portfolio included $5.6 million in loans secured by multi-family residential properties, $11.9 million in loans secured by restaurants, $2.8 million in loans secured by hotels, $2.8 million secured by shopping centers, and $14.2 million in loans secured by other commercial properties. The maximum loan-to-value ratio for commercial real estate loans we originate is generally 80%. Our commercial real estate loans are generally written up to terms of five years with adjustable interest rates.  The rates are generally tied to the prime rate and generally have a specified floor. Many of our fixed-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We have no interest only commercial real estate loans at December 31, 2017. We purchase from time to time commercial real estate loan participations primarily from outside our market area where we are not the lead lender. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2017, commercial real estate loan participations totaled $9.5 million, or 25.4% of the commercial real estate loan portfolio consisting primarily of loan participations outside of our market area which totaled $8.8 million, or 23.5% of the commercial real estate loan portfolio. At December 31, 2017, we had $139,000 in loan participations delinquent 60 days or more.

At December 31, 2017, our largest commercial real estate loan was secured by a transfer and recycling facility with a principal balance of $1.9 million and was performing in accordance with its terms. At December 31, 2017, our largest commercial real estate loan participation was secured by multiple shopping centers with a principal balance of $1.5 million and was performing in accordance with its terms.

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

Agricultural Real Estate Loans. We originate and purchase agricultural real estate loans. At December 31, 2017, $40.1 million, or 21.5% of our net loan portfolio, consisted of agricultural real estate loans. During 2017, loan originations secured by agricultural real estate totaled $14.4 million, as compared to $4.2 million in 2016. The maximum loan-to-value ratio for agricultural real estate loans we originate is generally 80%. Our agricultural real estate loans are generally written up to terms of thirty years with adjustable interest rates.  The rates are generally tied to the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years, or five-years and generally have a specified floor. Many of our fixed-rate agricultural real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We purchase from time to time agricultural real estate loan participations primarily from other local institutions within our market area. All participation loans are approved following a review to ensure that the loan satisfies our underwriting standards. At December 31, 2017, agricultural real estate loan participations totaled $3.1 million, or 7.6% of the agricultural real estate loan portfolio. At December 31, 2017, we had no agricultural real estate loan participations delinquent 60 days or more. At December 31, 2017, our largest agricultural real estate loan was secured by farmland, had a principal balance of $4.9 million and was performing in accordance with its terms.

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

Home Equity Loans. At December 31, 2017, home equity loans totaled $10.1 million, or 5.4%, of our net loan portfolio. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 95% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions. Such loans may be fully amortized over the life of the loan or have a balloon feature. Generally, the maximum term for home equity loans is 10 years.

Our underwriting standards for home equity loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. At December 31, 2017, we had no home equity loans 90 days or more delinquent. No assurance can be given, however, that our delinquency rate or loss experience on home equity loans will not increase in the future.

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

Commercial Business Loans. We originate commercial business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. We also purchase participations of commercial business loans from other lenders, which may be made to borrowers outside our market area. Commercial business loans totaled $26.9 million, or 14.4% of our net loan portfolio at December 31, 2017. At December 31, 2017, commercial business loan participations totaled $1.3 million, or 4.9% of the commercial business loan portfolio. All of the commercial business loan participations were outside of our market area. Commercial business loans are generally secured by equipment and inventory and generally are offered with adjustable rates tied to the prime rate or the average yield on U.S. Treasury securities, adjusted to a constant maturity of either one-year, three-years or five-years and various terms of maturity generally from three years to five years. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating business loans. During the year ended December 31, 2017, we originated $18.3 million in commercial business loans. At that date, our largest commercial business loan was a $6.0 million line of credit. This loan was performing in accordance with its terms at December 31, 2017.

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

Agricultural Business Loans. We originate agricultural business loans to borrowers located in our market area which are secured by collateral other than real estate or which can be unsecured. Agricultural business loans totaled $13.4 million, or 7.2% of our net loan portfolio at December 31, 2017. Agricultural business loans are generally secured by equipment and blanket security agreements on all farm assets. These loans are generally offered with fixed rates with terms up to five years. Agricultural business loans generally bear lower interest rates than residential loans due to competitive market pressures. While the repayment of our agricultural business loans is generally dependent on the successful operation of the farm operation, we have experienced a good history of low default rates. We generally obtain personal guarantees from the borrower as a condition to originating agricultural business loans. During the year ended December 31, 2017, we originated $14.8 million in agricultural business loans. At December 31, 2017, our largest agricultural business loan was a line of credit of $1.6 million. This loan was performing in accordance with its terms at December 31, 2017.

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

Consumer Loans. As of December 31, 2017, consumer loans totaled $15.8 million, or 8.4%, of our net loan portfolio. The principal types of consumer loans we offer are automobile loans, loans secured by deposit accounts, unsecured loans and mobile home loans. We generally offer consumer loans on a fixed-rate basis.

At December 31, 2017, consumer loans secured by automobiles totaled $8.2 million, or 4.3% of our net loan portfolio. We generally offer automobile loans with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. We generally originate automobile loans with a loan-to-value ratio below the greater of 80% of the purchase price or 100% of NADA loan value, although the loan-to-value ratio may be greater or less depending on the borrower’s credit history, debt to income ratio, home ownership and other banking relationships with us.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Consumer loans 90 days or more delinquent at December 31, 2017 totaled $11,000, or 0.1% of total consumer loans. No assurance can be given, however, that our delinquency rate or loss experience on consumer loans will not increase in the future.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Commercial Real Estate		Agricultural Real Estate		Home Equity
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2018	$5,983	5.34%	$6,333	4.70%	$372	4.14%	$1,052	5.75%
2019	1,893	5.68	4,011	4.44	360	3.62	802	6.32
2020	1,994	5.72	2,454	5.16	125	5.34	354	6.54
2021 to 2022	1,949	5.25	13,973	4.49	506	5.03	929	6.24
2023 to 2027	3,667	5.37	2,741	5.59	1,386	4.34	5,322	5.38
2028 to 2032	9,518	4.39	5,070	4.41	2,021	4.70	1,079	5.56
2033 and beyond	20,840	4.99	2,678	4.75	35,359	4.13	580	5.34

Total	$45,844	5.01%	$37,260	4.65%	$40,129	4.17%	$10,118	5.63%

	Commercial Business		Agricultural Business		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2018	$10,851	4.34%	$10,209	4.06%	$1,944	6.16%	$36,744	4.62%
2019	1,518	4.55	1,579	4.05	1,616	7.17	11,779	5.01
2020	1,259	5.12	605	5.02	2,419	6.25	9,210	5.61
2021 to 2022	6,969	4.32	614	4.82	6,993	4.71	31,933	4.62
2023 to 2027	5,241	4.55	394	4.50	1,016	5.87	19,767	5.12
2028 to 2032	1,097	2.95	—	—	1,003	8.00	19,788	4.59
2033 and beyond	—	—	—	—	770	8.18	60,227	4.52

Total	$26,935	4.37%	$13,401	4.15%	$15,761	5.83%	$189,448	4.71%

The following table sets forth at December 31, 2017, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2018. At December 31, 2017, fixed-rate loans include $6.7 million in fixed-rate balloon payment loans with original maturities of five years or less. The total dollar amount of fixed-rate loans and adjustable-rate loans due after December 31, 2018, was $66.7 million and $86.0 million, respectively.

	Due after December 31, 2018
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$17,021	$22,840	$39,861
Commercial	17,783	13,144	30,927
Agricultural	1,410	38,347	39,757
Home equity	1,457	7,609	9,066
Commercial business loans	12,293	3,791	16,084
Agricultural business loans	3,192	—	3,192
Consumer	13,569	248	13,817
Total loans	$66,725	$85,979	$152,704

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

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands)

Total loans receivable at beginning of year	$187,477	$195,989	$187,684	$184,055	$177,086
Originations:
Real estate loans:
One- to four-family residential	32,942	30,268	32,225	23,848	39,825
Commercial	7,394	14,510	7,841	15,510	11,071
Agricultural	14,429	4,213	8,714	6,698	4,585
Home equity	3,177	4,929	4,881	3,236	3,598
Commercial business loans	18,294	14,908	13,977	19,508	19,397
Agricultural business loans	14,780	15,370	12,161	11,542	10,008
Consumer loans	11,740	9,958	9,536	7,255	9,239
Total originations	102,756	94,156	89,335	87,597	97,723
Participation loans purchased	2,440	2,157	2,609	2,678	3,878
Transfer of mortgage loans to foreclosed real estate owned	233	114	380	374	129
Repayments	84,213	84,036	66,413	73,728	70,043
Loan sales to secondary market	18,779	20,675	16,846	12,544	24,460
Total loans receivable at end of year	$189,448	$187,477	$195,989	$187,684	$184,055

Loan Origination and Other Fees. In addition to interest earned on loans, we may charge loan origination fees. Our ability to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in our market area. To the extent that loans are originated or acquired for our portfolio, accounting standards require that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred are recognized into income immediately upon the sale of the related loan. At December 31, 2017, we had $214,000 of deferred loan fees. Loan origination fees are a volatile source of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, we also receive other fees that consist primarily of extension fees and late charges. We recognized fees of $83,000, $93,000 and $104,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Loan Concentrations. With certain exceptions, an Illinois-chartered savings bank may not make a loan or exceed credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 25% of the Bank’s total capital, as defined by regulation. At December 31, 2017, our loans-to-one borrower limit was $11.0 million. At December 31, 2017 we had no lending relationships in excess of our loans-to-one borrower limitation. At December 31, 2017, we had 29 borrowers with outstanding borrowings in excess of $1.0 million totaling in the aggregate $76.4 million or 40.3% of our total loan portfolio.

Delinquencies and Classified Assets

Our collection procedures provide that when a mortgage loan is either ten days (in the case of adjustable-rate mortgage and balloon loans) or 15 days (in the case of fixed-rate loans) past due, a computer-generated late charge notice is sent to the borrower requesting payment and assessing a late charge. If the mortgage loan remains delinquent, a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency. We also send a 30 day notice pursuant to Illinois law if a borrower’s primary residence is the collateral at issue. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 10 days to cure the delinquency. If not cured, foreclosure proceedings are initiated after the loan is 120 days past due. Consumer loans receive a ten-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires. At December 31, 2017, 2016 and 2015, the percentage of non-performing loans to total loans receivable were 0.93%, 0.82% and 1.03%, respectively. At December 31, 2017, 2016 and 2015, the percentage of non-performing assets to total assets was 0.55%, 0.48% and 0.76%, respectively.

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

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2017, we had no loans 90 days or more delinquent that were still accruing interest. Nonperforming assets increased by $243,000 to $1.8 million at December 31, 2017 as compared to December 31, 2016. The increase in the level of nonperforming assets primarily reflected increases of $222,000 in nonperforming loans and $21,000 in foreclosed assets. The increase in nonperforming loans primarily reflected the nonaccrual status of two loans totaling $392,000 secured by commercial real estate properties, both of which are listed for sale.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2017, we owned $10,500 of property classified as real estate owned.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2017, 2016, 2015, 2014 and 2013, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $2.4 million, $2.5 million, $2.6 million, $2.3 million and $2.6 million, respectively.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Nonaccrual loans: (1)
Real estate loans:
One- to four-family residential	$367	$590	$911	$995	$1,339
Commercial	1,058	709	840	932	208
Agricultural	—	—	—	123	—
Home equity	86	50	119	121	134
Commercial business loans	137	17	9	22	38
Agricultural business loans	—	—	—	—	—
Consumer loans	104	164	142	71	63

Total nonaccrual loans	1,752	1,530	2,021	2,264	1,782

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Total nonperforming loans	1,752	1,530	2,021	2,264	1,782

Real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	11	—	217	40	133
Commercial	—	—	114	137	149
Agricultural	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Agricultural business loans	—	—	—	—	—
Consumer loans	10	—	—	—	2

Total real estate owned and foreclosed assets	21	—	331	177	284

Total nonperforming assets	$1,773	$1,530	$2,352	$2,441	$2,066

Ratios:
Nonperforming loans to total loans	0.93%	0.82%	1.03%	1.21%	0.97%
Nonperforming assets to total assets	0.55%	0.48%	0.76%	0.78%	0.65%

_________________________________

(1)	Includes nonaccrual troubled debt restructurings of $1.0 million, $958,000, $1.3 million, $1.1 million and $412,000 for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

For the year ended December 31, 2017, gross interest income that would have been recorded had our nonaccrual loans and troubled debt restructurings been current in accordance with their original terms was $85,000. We did not recognize any interest income on such loans for the year ended December 31, 2017.

At December 31, 2017, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

At December 31, 2017
Real estate loans:
One- to four-family residential	3	170	6	158	9	328
Commercial	1	139	1	19	2	158
Agricultural	—	—	—	—	—	—
Home equity	—	—	1	4	1	4
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	3	75	—	—	3	75
Consumer loans	5	106	4	11	9	117

Total loans	12	$490	12	$192	24	$682

At December 31, 2016
Real estate loans:
One- to four-family residential	3	136	14	545	17	681
Commercial	1	16	—	—	1	16
Agricultural	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial business loans	2	42	1	13	3	55
Agricultural business loans	—	—	—	—	—	—
Consumer loans	4	18	9	72	13	90

Total loans	10	$212	24	$630	34	$842

At December 31, 2015
Real estate loans:
One- to four-family residential	4	78	9	623	13	701
Commercial	—	—	1	767	1	767
Agricultural	—	—	—	—	—	—
Home equity	3	66	3	69	6	135
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	3	6	2	6	5	12

Total loans	10	$150	15	$1,465	25	$1,615

At December 31, 2014
Real estate loans:
One- to four-family residential	5	287	9	613	14	900
Commercial	1	794	3	39	4	833
Agricultural	—	—	1	123	1	123
Home equity	2	12	5	58	7	70
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	3	5	6	17	9	22

Total loans	11	$1,098	24	$850	35	$1,948

At December 31, 2013
Real estate loans:
One- to four-family residential	2	$96	12	$807	14	$903
Commercial	2	68	2	78	4	146
Agricultural	—	—	—	—	—	—
Home equity	3	48	4	55	7	103
Commercial business loans	—	—	—	—	—	—
Agricultural business loans	—	—	—	—	—	—
Consumer loans	5	26	2	10	7	36

Total loans	12	$238	20	$950	32	$1,188

Classified Assets. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, Federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three categories for classified assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified “substandard” and “doubtful,” the institution is required to establish general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified “loss” must be either completely written off or supported by a 100% specific reserve. We also maintain a category designated “special mention” which is established and maintained for assets not considered classified but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic exams of Jacksonville Savings Bank by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation, the staff of such agencies reviews our classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At December 31, 2017, our classified loans totaled $5.9 million, all of which were classified as substandard.

The total amount of classified and special mention loans decreased $410,000, or 5.4%, to $7.3 million at December 31, 2017 from $7.7 million at December 31, 2016. The decrease in classified and special mention loans during 2017 was due to a decrease of $1.1 million in special mention loans, partially offset by an increase of $661,000 in substandard loans. The decrease in special mention loans reflects $999,000 in loans downgraded to substandard and $386,000 in principal reductions, partially offset by $316,000 in additional loans listed as special mention during 2017. The increase in substandard loans was primarily related to the $999,000 in downgraded loans and $893,000 in additional loans classified as substandard, partially offset by $367,000 in charge-offs, $357,000 in principal reductions and $233,000 of loans transferred to real estate owned during 2017.

The following table shows the principal amount of special mention and classified loans at December 31, 2017 and December 31, 2016.

	12/31/17	12/31/16
	(In Thousands)
Special Mention loans	$1,360	$2,431
Substandard loans	5,890	5,229
Total Special Mention and Substandard loans	$7,250	$7,660

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

The allowance for loan losses decreased $128,000, or 4.3%, to $2.9 million at December 31, 2017 from $3.0 million at December 31, 2016. The decrease in the allowance was the result of a credit in the provision for loan losses, and net recoveries. Net charge-offs decreased $84,000 to a net recovery of $52,000 during 2017 from $32,000 in net charge-offs during 2016. We recorded a negative provision for loan losses of $180,000 during 2017.

Nonperforming assets increased $243,000 to $1.8 million at December 31, 2017, compared to December 31, 2016. The increase in nonperforming assets was due to increases of $222,000 in non-performing loans and $21,000 in foreclosed assets held at December 31, 2017 as compared to at December 31, 2016. The allowance for loan losses to nonperforming loans decreased to 164.29% at December 31, 2017 as compared to 196.56% at December 31, 2016.

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

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)

Balance at beginning of year	$3,008	$2,920	$2,956	$3,406	$3,339

Charge-offs:
One- to four-family residential	52	38	199	100	162
Commercial real estate	316	—	27	288	—
Agricultural real estate	—	—	—	—	—
Home equity	—	—	14	5	63
Commercial business	3	—	—	285	—
Agricultural business	—	—	—	—	—
Consumer	39	44	53	26	67
Total charge-offs	410	82	293	704	292

Recoveries:
One- to four-family residential	24	26	40	2	16
Commercial real estate	22	15	60	5	136
Agricultural real estate	—	—	—	—	—
Home equity	4	2	11	3	15
Commercial business	404	—	—	—	7
Agricultural business	—	—	—	—	—
Consumer	8	7	6	4	15
Total recoveries	462	50	117	14	189

Net loans charge-offs (recoveries)	(52)	32	176	690	103
Additions charged (recovery) to operations	(180)	120	140	240	170

Balance at end of year	$2,880	$3,008	$2,920	$2,956	$3,406

Total loans outstanding	$189,448	$187,477	$195,989	$187,684	$184,055
Average net loans outstanding	$185,264	$191,877	$189,667	$180,936	$174,685

Allowance for loan losses as a percentage of total loans at end of year	1.52%	1.60%	1.49%	1.57%	1.85%
Net loans charged off (recovery) as a percent of average net loans outstanding	(0.03)%	0.02%	0.09%	0.38%	0.06%
Allowance for loan losses to nonperforming loans	164.29%	196.56%	144.45%	130.57%	191.14%
Allowance for loan losses to total nonperforming assets at end of year	162.39%	196.56%	124.13%	121.10%	164.90%

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

	At December 31,
	2017		2016		2015
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$677	24.2%	$832	24.2%	$830	24.2%
Commercial real estate	846	19.7	1,045	22.1	918	20.6
Agricultural real estate	225	21.2	191	20.4	202	21.0
Home equity	96	5.3	174	6.2	149	6.0
Commercial business	398	14.2	301	11.5	387	13.0
Agricultural business	289	7.1	167	7.8	163	8.2
Consumer	240	8.3	183	7.8	169	7.0
Unallocated	109	—	114	—	101	—
Total	$2,880	100%	$3,007	100%	$2,919	100%

	At December 31,
	2014		2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential	$999	23.7%	$856	24.1%
Commercial real estate	855	21.6	746	21.1
Agricultural real estate	196	21.4	175	19.0
Home equity	206	6.0	202	6.4
Commercial business	422	14.3	1,034	16.3
Agricultural business	58	6.3	53	5.7
Consumer	167	6.7	185	7.4
Unallocated	53	—	155	—
Total	$2,956	100%	$3,406	100%

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

The portfolio consists primarily of mortgage-backed securities, municipal bonds and U.S. government and agency securities all of which are classified as available for sale. Mortgage-backed securities totaled $55.2 million at December 31, 2017. General obligation municipal bonds, all of which have been issued within the State of Illinois totaled $45.3 million at December 31, 2017. Our portfolio of U.S. government and agency securities totaled $10.9 million at December 31, 2017. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2017, we had no investment securities that were deemed to be other than temporarily impaired.

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

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the United States government or government sponsored enterprises. These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $56.0 million, $45.5 million and $23.1 million at December 31, 2017, 2016 and 2015, respectively. The fair value of our mortgage-backed securities portfolio was $55.2 million, $44.4 million and $23.2 million at December 31, 2017, 2016 and 2015, respectively, and the weighted average rate as of December 31, 2017, 2016 and 2015 was 2.55%, 2.43% and 2.30%, respectively. At December 31, 2017, $55.2 million of the mortgage-backed securities in the investment portfolio had fixed rates of interest.

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

Municipal Bonds. At December 31, 2017, we held municipal bonds with a fair value of $45.3 million. All of our municipal bonds are general obligation bonds with full taxing authority and ratings (when available) of A or above. All of our municipal bonds are issued by local municipalities or school districts located in Illinois.

U.S. Government and Agency Securities. At December 31, 2017, we held U.S. government and agency securities with a fair value of $10.9 million. These securities have an average expected life of 8.5 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include Federal Home Loan Bank of Chicago stock of $491,000. All of such securities were classified as available for sale.

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Mortgage-backed securities:
Fannie Mae	$32,133	$31,670	$26,283	$25,735	$16,367	$16,453
Freddie Mac	23,409	23,062	19,174	18,678	6,368	6,397
Ginnie Mae	506	499	—	—	332	328
Total mortgage-backed securities	56,048	55,231	45,457	44,413	23,067	23,178
U.S. government and agencies	11,361	10,871	13,986	13,333	15,980	15,939
Municipal bonds	44,952	45,293	42,501	42,415	47,229	48,356

Total	$112,361	$111,395	$101,944	$100,161	$86,276	$87,473

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of such securities were classified as available for sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)

Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$32,133	2.61%	$32,133	$31,670	2.61%
Freddie Mac	—	—	—	—	—	—	23,409	2.49	23,409	23,062	2.49
Ginnie Mae	—	—	—	—	—	—	506	2.32	506	499	2.32
Total mortgage-backed securities	—	—	—	—	—	—	56,048	2.55	56,048	55,231	2.55
U.S. government and agencies	—	—	1,024	1.56	5,605	2.11	4,732	2.32	11,361	10,871	2.15
Municipal bonds(1)	908	2.72	4,217	3.10	16,740	3.19	23,087	3.13	44,952	45,293	3.14

Total	$908	2.72%	$5,241	2.80%	$22,345	2.92%	$83,867	2.70%	$112,361	$111,395	2.75%

(1)	We used an assumed 34.0% tax rate in computing tax equivalent adjustments. The tax equivalent yield of municipal bonds was 4.12% for maturities of one year or less, 4.69% for maturities of more than one year through five years, 4.84% for maturities for more than five years through ten years, 4.75% for maturities of more than 10 years and 4.76% for the total municipal bonds securities portfolio at December 31, 2017. The tax equivalent adjustments to interest income of municipal bonds was $13,000for maturities of one year or less, $67,000for maturities of more than one year through five years, $275,000 for maturities for more than five years through ten years, $373,000 for maturities of more than 10 years and $728,000 for the total municipal bonds securities portfolio for the year ended December 31, 2017.

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

Deposits. We attract consumer and commercial deposits principally from within our market areas through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market accounts, term certificate accounts and individual retirement accounts. We will accept deposits of $100,000 or more and may offer negotiated interest rates on such deposits. At December 31, 2017, we had deposits of $100,000 or more from public entities that totaled $30.4 million. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate. We do not obtain funds through brokers, nor do we solicit funds outside our market area.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Deposit type:
Non-interest bearing checking	$32,561	12.6%	—%	$29,592	11.8%	—%	$29,414	12.3%	—%
Interest-bearing checking	63,064	24.4	0.53	55,610	22.3	0.30	39,270	16.5	0.14
Savings accounts	46,110	17.8	0.19	43,265	17.3	0.20	39,954	16.8	0.20
Money market deposits	8,127	3.2	0.17	7,628	3.1	0.15	7,957	3.3	0.15
Money market savings	34,641	13.4	0.29	34,741	13.9	0.29	34,947	14.7	0.29
Certificates of deposit	73,931	28.6	0.77	78,988	31.6	0.83	86,614	36.4	0.98

Total deposits	$258,434	100.00%	0.43%	$249,824	100.00%	0.41%	$238,156	100.00%	0.46%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016	2015
	(In Thousands)

Interest Rate:
Less than 1.00%	$36,507	$43,212	$47,140
1.00% to 1.99%	35,132	34,771	24,093
2.00% to 2.99%	9	2,204	7,821

Total	$71,648	$80,187	$79,054

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our certificates of deposit at December 31, 2017.

	At December 31, 2017
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in Thousands)
Interest Rate Range:
Less than 1.00%	$28,105	$6,386	$1,606	$410	$36,507	51.0%
1.00% to 1.99%	12,333	8,376	4,696	9,727	35,132	49.0
2.00% to 2.99%	9	—	—	—	9	—

Total	$40,447	$14,762	$6,302	$10,137	$71,648	100.0%

As of December 31, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $29.7 million, of which $5.8 million were deposits from public entities. The following table set forth the maturity of those certificates as of December 31, 2017.

At December 31, 2017
(In Thousands)

Three months or less	$5,682
Over three months through six months	6,370
Over six months through one year	5,247
Over one year to three years	7,593
Over three years	4,789

Total	$29,681

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon advances from the Federal Home Loan Bank to supplement our supply of available funds and to fund deposit withdrawals. We typically secure advances from the Federal Home Loan Bank with mortgage loans, and small business and small farm loans. The Federal Home Loan Bank functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our loans, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2017, we had $10.9 million in Federal Home Loan Bank advances outstanding.

Other borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. We may be required to provide additional collateral based on the fair value of the underlying securities.

Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and funds borrowed under repurchase agreements. At December 31, 2017, we had access to Federal Home Loan Bank advances of up to $65.2 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at or for the years indicated.

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Balance at end of year	$10,900	$—	$8,500
Average balance during year	$944	$1,348	$7,877
Maximum outstanding at any month end	$10,900	$9,000	$14,200
Weighted average interest rate at end of year	1.44%	—	0.16%
Average interest rate during year	1.34%	0.30%	0.24%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at or for the years indicated.

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Balance at end of year	$5,212	$7,135	$6,632
Average balance during year	$5,379	$5,247	$6,009
Maximum outstanding at any month end	$7,233	$7,343	$9,549
Weighted average interest rate at end of year	1.36%	0.51%	0.23%
Average interest rate during year	0.92%	0.35%	0.12%

Trust Services

We operate a full-service trust department which is primarily engaged in asset management. Investment securities and farm real estate comprise most of the $111.5 million of assets administered in 142 accounts as of December 31, 2017. We also provide institutional trust services for regional bond issuers. Trust fees collected in 2017 and 2016 totaled $359,000 and $329,000, respectively.

Subsidiary Activities

Jacksonville Savings Bank has one wholly owned subsidiary, Financial Resources Group, Inc. (“Financial Resources”), an Illinois corporation. Financial Resources operates an investment center engaged in the business of buying and selling stocks, bonds, annuities and mutual funds for its customers’ accounts. In addition, Financial Resources has historically engaged in the business of originating commercial business loans and commercial real estate loans. For the years ended December 31, 2017 and 2016, Financial Resources had gross revenues of $1.3 million and $1.2 million, respectively.

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

The Dodd-Frank Act

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

Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank’s total assets unless authorized by the Illinois Department of Financial and Professional Regulation. With the prior written consent of the Illinois Department of Financial and Professional Regulation, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The investment authority of state chartered banks is also constrained by federal law, as is explained later. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 25% of the savings bank’s total capital. At December 31, 2017, Jacksonville Savings Bank did not have any loans-to-one borrower which exceeded these limitations.

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

In addition to the minimum CETI, Tier 1 and total capital ratios, Jacksonville Savings Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 and in 2018 is 1.875% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

At December 31, 2017, Jacksonville Savings Bank is “well capitalized” under the prompt corrective action rules.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO began to mature in 2017 and will continue to mature through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.46 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Jacksonville Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Jacksonville Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, Jacksonville Savings Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2017, Jacksonville Savings Bank was in compliance with these reserve requirements.

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

At December 31, 2017, Jacksonville Savings Bank’s total federal pre-base year reserve was approximately $2.6 million. However, under current law, base-year reserves remain subject to recapture if Jacksonville Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Under the Tax Cuts and Jobs Act, which was signed into law in December 2017, AMT will no longer be imposed, commencing in 2018.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.   At December 31, 2017, Jacksonville Bancorp, Inc. had no federal or Illinois tax loss carryforward.

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

State Taxation

The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 9.50% effective July 1, 2017.

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

Personnel

As of December 31, 2017, Jacksonville Savings Bank and its subsidiary had a total of 83 full-time and 14 part-time employees. None of Jacksonville Savings Bank’s employees is represented by a collective bargaining group. Management believes that it has good working relations with its employees.

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

Over the last several years, we have increased our non-residential lending in order to improve the average yield of our interest-earning assets and reduce the average maturity of our loan portfolio. At December 31, 2017, our portfolio of agricultural real estate loans totaled $40.1 million, or 21.5% of our total loans, compared to $35.0 million, or 19.4% of our total loans at December 31, 2013. At December 31, 2017, our portfolio of commercial real estate loans totaled $37.3 million, or 20.0% of our total loans, compared to $38.9 million, or 21.5% of our total loans at December 31, 2013. Our portfolio of agricultural business loans totaled $13.4 million, or 7.2% of our total loans at December 31, 2017, compared to $10.6 million, or 5.9% of our total loans at December 31, 2013. Our portfolio of commercial business loans totaled $26.9 million, or 14.4% of our total loans at December 31, 2017, compared to $29.9 million, or 16.6% of our total loans at December 31, 2013. These business loans are typically secured by equipment or inventory. It is difficult to assess the future performance of our non-residential loan portfolio due to the recent origination or purchase of many of these loans. These loans may have delinquency or charge-off rates above our historical experience, which could adversely affect our future performance.

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

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if these borrowers are unable to repay their loans. At December 31, 2017, we had 29 borrowers with aggregate loan balances of $76.4 million, which represented 40.3% of our total loan portfolio at that date. These loans are primarily commercial and agricultural real estate loans and commercial and agricultural business loans, including purchased loan participations. Aggregate loan balances to these borrowers ranged from $1.0 million to $9.0 million for our largest borrower. While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate and commercial business loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by properties in diverse geographic areas such as in Minnesota, Tennessee, North Dakota, Michigan, Missouri, and Iowa. These participations are secured by various types of collateral such as assisted living facilities, hotels, and apartment and condominium developments. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2017, our loan participations totaled $13.8 million, or 7.3% of our loan portfolio. At December 31, 2017, commercial real estate loan participations outside our market area totaled $8.8 million, or 23.5% of the commercial real estate loan portfolio, and commercial business loan participations outside our market area totaled $224,000, or 0.83% of the commercial business loan portfolio. At December 31, 2017, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Additions to the allowance would decrease our net income. At December 31, 2017, our allowance for loan losses was $2.9 million, or 1.52% of total loans and 164.29% of non-performing loans, compared to $3.0 million, or 1.60% of total loans and 196.56% of non-performing loans, at December 31, 2016.

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

At December 31, 2017, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed assets) totaled $1.8 million, which is an increase of $243,000 from our non-performing assets at December 31, 2016. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs such as taxes, insurance and maintenance related to our other real estate owned. The resolution of non-performing assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of Jacksonville Savings Bank. If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We could experience impairment losses on the value of our mortgage servicing rights.

A significant aspect of our business is the origination of one- to four-family residential mortgage loans for sale on a servicing retained basis. The fees we receive for servicing such loans are referred to as mortgage servicing rights. At December 31, 2017, the unpaid principal balance of mortgage loans serviced for others was $128.0 million. Mortgage servicing rights fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. If the fair value of our mortgage servicing rights is less than the carrying value of such rights, we may be required to recognize an impairment loss. Such impairment can occur due to changes in interest rates, loan performance or prepayment of the underlying mortgage. We did not recognize any impairment during 2017.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2017, the fair value of our portfolio of investment securities and mortgage-backed securities totaled $111.4 million. Gross unrealized losses on these securities totaled $1.6 million at December 31, 2017.

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

During 2017, management reviewed goodwill for impairment on a quarterly basis. Management’s analysis concluded that our goodwill was not impaired as of December 31, 2017. It is possible that the assumptions and conclusions regarding the valuation of our business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material adverse effect on our financial condition and results of operations.

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

Compliance with the Dodd-Frank Act and its implementing regulations and policies has resulted in changes to our business and operations, and has increased and may continue to increase our compliance costs.

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

The rule includes new minimum risk-based capital and leverage ratios, and revised the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The new rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 and in 2018 is 1.875% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Our common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in Jacksonville Bancorp, Inc.’s common stock has been relatively small, averaging less than 1,000 shares per day during 2017. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

The termination fee and the restrictions on third party proposals set forth in the merger agreement may discourage others from trying to acquire us.

Until the completion of the merger, with some exceptions, we are prohibited from soliciting, initiating, encouraging or participating in any discussion of any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than CNB Bank Shares, Inc. In addition, we have agreed to pay to CNB Bank Shares, Inc. in certain circumstances a termination fee equal to $2.25 million and up to $400,000 in merger-related expenses. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than CNB Bank Shares, Inc. has offered in the merger. Similarly, such a competing company might propose a price lower than it might otherwise have been willing to offer because of the potential added expense of the termination fee that may become payable to CNB Bank Shares, Inc. in certain circumstances under the merger agreement.

If the merger is not completed, we will have incurred significant expenses without realizing the expected benefits of the merger and could be subject to additional risks.

Prior to completion of the merger, we will incur or have incurred substantial expenses in connection with the completion of the transactions contemplated by the merger agreement. If the merger is not completed, we would have to recognize these expenses without receiving the merger consideration. In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. The market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced by CNB Bank Shares, Inc. against us seeking damages or to compel us to perform our obligations under the merger agreement. These factors and similar risks could have an adverse effect on the results of operations, business and stock prices of Jackosnville Bancorp, Inc.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to retain and motivate key personnel pending the consummation of the merger, as such personnel may experience uncertainty about their future roles following the consummation of the merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with CNB Bank Shares, Inc. our business could be harmed. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

The pursuit of the merger and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

In addition, in the merger agreement we have agreed to operate our business in the ordinary course prior to closing, and are restricted from taking certain actions without CNB Bank Shares, Inc.’s consent while the merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the merger agreement, entering into other transactions or making other changes to our business prior to consummation of the merger or termination of the merger agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

Our stockholders will not be entitled to dissenters’ or appraisal rights in the merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under the Maryland law, holders of our common stock do not have the right to dissent from the merger agreement and seek an appraisal in connection with the merger.

Litigation may be filed against the board of directors of CNB Bank Shares, Inc. and/or Jacksonville Bancorp, Inc. that could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger.

In connection with the merger, it is possible that our stockholders may file putative class action lawsuits against the boards of directors of CNB Bank Shares, Inc. and/or Jacksonville Bancorp, Inc. Among other remedies, these stockholders could seek to enjoin the merger. The outcome of any such litigation would be uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the merger and result in substantial costs to CNB Bank Shares, Inc. and Jacksonville Bancorp, Inc., including any costs associated with indemnification obligations of CNB Bank Shares, Inc. and/or Jacksonville Bancorp, Inc.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct our business through our main office and two branch offices located in Jacksonville, and branch offices located in Virden, Litchfield, and Chapin, Illinois. The following table sets forth certain information concerning the main office and each branch office at December 31, 2017. At December 31, 2017, our premises and equipment had an aggregate net book value of approximately $4.3 million. We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs. All facilities are owned.

		Net
		Book Value
	Year	at December 31,
Location	Occupied	2017
		(In Thousands)
Main Office
1211 West Morton Avenue
Jacksonville, Illinois	1994	3,030

Branch Office (1)
225 West State Street
Jacksonville, Illinois	1961	185

Branch Office (1)
903 South Main
Jacksonville, Illinois	1989	84

Branch Office
501 North State Street
Litchfield, Illinois	1997	443

Branch Office
100 North Dye
Virden, Illinois	1986	137

Branch Office
510 Superior
Chapin, Illinois	2000	381

(1) Transaction facilities only.

ITEM 3.	Legal Proceedings

At December 31, 2017, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.

ITEM 4.	Mine Safety Disclosures.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Stockholder Information” section of our annual report to stockholders for the fiscal year ended December 31, 2017 (the “2017 Annual Report to Stockholders”) is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

During the fourth quarter of 2017, the Company repurchased shares of its common stock as follows:

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

Set forth below is information as of December 31, 2017 regarding equity compensation plans. The plan that has been approved by the stockholders is the 2012 Stock Option Plan. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	29,282	15.65	1,785
Equity compensation plans not approved by stockholders	—	—	—
Total	29,282	15.65	1,785

ITEM 6.	Selected Financial Data

The “Selected Consolidated Financial Information” section of the 2017 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2017 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2017 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 8.	Financial Statements and Supplementary Data

The “Consolidated Financial Statements” section of the 2017 Annual Report to Stockholders is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concludes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

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

(c)       Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The table below sets forth certain information regarding the composition of the Board of Directors, including the terms of office of Board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which the director was elected. Messrs. Foss and Williams have pledged 8,593 and 26,950 shares of common stock, respectively, as collateral for a loan.

Name(1)	Age as of 12/31/17	Positions Held in Jacksonville Bancorp, Inc.	Directors Since(2)	Term to Expire	Shares of Common Stock Beneficially Owned on the Record Date(3)		Percent of Class

DIRECTORS

John C. Williams	69	Director, Senior Vice President and Trust Officer	2000	2020	41,586	(4)	2.3%
Harmon B. Deal, III	57	Director	2003	2020	57,784	(5)	3.2%
John L. Eyth	66	Director	2005	2018	10,392	(6)	*
Richard A. Foss	67	President, Chief Executive Officer and Director	1993	2018	85,153	(7)	4.7%
John M. Buchanan	66	Director	2009	2018	6,852	(8)	*
Andrew F. Applebee	68	Chairman of the Board	1982	2019	81,246	(9)	4.5%
Peggy S. Davidsmeyer	59	Director	2012	2019	1,500	(10)	*

(*)	Less than 1%.
(1)	The mailing address for each person listed is 1211 West Morton Avenue, Jacksonville, Illinois.
(2)	Includes initial appointment to the Board of Directors of our mutual predecessor.
(3)	Shares of common stock are held directly unless indicated otherwise.
(4)	Mr. Williams has sole voting and investment power over 5,650 shares and shared voting and investment power over 35,936 shares of common stock, including 565 shares of common stock pursuant to our ESOP.
(5)	Mr. Deal has sole voting and investment power over 42,817 shares and shared voting and investment power over 14,967 shares of common stock.
(6)	Mr. Eyth has shared voting and investment power over 8,865 shares of common stock and sole voting power over 1,527 shares, including options to purchase 600 shares of common stock.
(7)	Mr. Foss has shared voting and investment power over 66,081 shares and sole voting and investment power over 19,072 shares, including 4,966 shares of common stock pursuant to our ESOP and options to purchase 7,200 shares of common stock.
(8)	Mr. Buchanan has sole voting and investment power over 6,852 shares.
(9)	Mr. Applebee has shared voting and investment power over 73,746 shares and sole voting power over 7,500 shares, including 4,000 shares of common stock pursuant to our ESOP and options to purchase 3,000 shares of common stock.
(10)	Ms. Davidsmeyer has sole voting power over 1,500 shares of common stock, including options to purchase 900 shares of common stock.

The principal occupation during the past five years of each of our current directors and executive officers is set forth below. All directors and executive officers have held their present positions for five years unless otherwise stated. With the exception of Messrs. Applebee, Foss and Williams, the Board of Directors has determined that each of our directors qualifies as an “independent” director under the Nasdaq Stock Market Rules.

John C. Williams is a Senior Vice President and Trust Officer for us. Prior to the merger of Chapin State Bank with us, he was the Chairman of the Board, President and Trust Officer of Chapin State Bank and had been employed by such bank since 1972. He currently serves as the treasurer of Tri-County Community Development Corporation and is a member of several community organizations. Mr. Williams’ knowledge of the Bank’s community and local economy make him a valuable member of the board.

Harmon B. Deal, III has been an investment advisor representative registered with L.A. Burton & Associates since June 2010. Prior to that time, he was the President of Deal & Co., Inc., which was the general partner of Deal Partners, L.P., an investment partnership, located in Jacksonville, Illinois since 1997. Prior to that time, he was a partner and principal in Rowe, Henry and Deal Investment Securities from 1986 to 1996. He holds a bachelor’s degree in general business and has served in many local community organizations. His investment knowledge and community involvement led to his appointment to the board in 2003.

John L. Eyth is a retired certified public accountant. Prior to his retirement, he had been a principal in the accounting firm of Zumbahlen, Eyth, Surratt, Foote, & Flynn, Ltd., located in Jacksonville, Illinois, since 1980. He holds a bachelor’s degree in accountancy and economics. He has been a member of several professional organizations and community groups. His accounting experience qualifies him to serve as our “audit committee financial expert” and to serve as chairman of our Audit Committee, which led to his appointment to the board in 2005.

Richard A. Foss has been our President and Chief Executive Officer since 2001. From 1994 until 2001 he served as our President and Chief Operating Officer. From 1992 until his appointment as President, Mr. Foss was our Executive Vice President. Mr. Foss has been employed with us since 1986 when he was named Vice President. In addition, Mr. Foss is also President of Financial Resources Group, Inc., our wholly owned subsidiary. He is the past chairman of the Illinois League of Financial Institutions and has been active in local economic development groups.

John M. Buchanan is a certified funeral service practitioner. He is the president of Buchanan & Cody Funeral Home and Crematory, Inc., located in Jacksonville, Illinois. He holds a bachelor’s degree in business and economics. He is a member of the public schools foundation and has served in many local community organizations. His experience as a small business owner and community knowledge led to his appointment to the board in 2009.

Andrew F. Applebee was elected Chairman of the Board of Directors in January 1994. In addition, Mr. Applebee acted as our Chief Executive Officer until January 2001. Prior thereto, Mr. Applebee was our President. Mr. Applebee has been employed by us since 1976. Mr. Applebee is active in community and civic organizations.

Peggy S. Davidsmeyer is a retired administrator who recently served as Administrator of Knollwood Retirement Village, a supported living facility, from 2011 until 2015. Prior to this time, she was the Center Director for the Jacksonville Developmental Center, a state operated developmental center, at which she had been employed since 1982. She holds a bachelor’s degree in music therapy and a master’s degree in health services administration. She also holds a nursing home administrator’s license. She currently serves on the boards of the local YMCA and West Central Mass Transit and has served in many local community organizations, including past president of the Jacksonville Area Chamber of Commerce. Her administrative experience and community knowledge led to her appointment to the board in 2012.

Executive Officers who are not Directors

Chris A. Royal (age 62) has been employed by us since March 2007 as Chief Lending Officer. He was appointed as an Executive Vice President in January 2017. From 2003 to 2007, Mr. Royal was employed as a Middle Market Lending and Relationship Manager at JPMorgan Chase Bank, N.A., Springfield, Illinois. Prior to this time, he spent 25 years with National City Bank, Springfield, Illinois in lending and retail banking. Mr. Royal currently owns 5,628 shares of common stock, including options to purchase 2,000 shares of common stock and 879 shares of common stock pursuant to our ESOP.

Diana S. Tone (age 49) has been the Chief Financial Officer for us since July 2002. She was appointed as an Executive Vice President in January 2017. She also served as the Compliance Officer from 2000 to 2012. Prior to this time, she spent ten years with the Federal Deposit Insurance Corporation as a federal bank examiner. Ms. Tone owns 15,019 shares of common stock, including options to purchase 4,526 shares of common stock and 914 shares of common stock pursuant to our ESOP.

John D. Eilering (age 55) has been Vice President of Operations for us since July 2000. He has also served as the Corporate Secretary and Human Resources Officer since July 2002. From 1998 to 2000, he served as an Assistant Vice President of Information Systems. He has been employed with Jacksonville Savings Bank since 1987. Mr. Eilering owns 16,834 shares of common stock, including options to purchase 1,652 shares of common stock and 4,531 shares of common stock pursuant to our ESOP.

Laura A. Marks (age 59) has been the Senior Vice President of Retail Banking since January 2005. She has also served as Marketing Officer since February 2000. Prior to this time, she spent 20 years in retail banking, human resources, and marketing with another financial institution. Ms. Marks currently owns 15,738 shares of common stock, including 637 shares of common stock pursuant to our ESOP.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the SEC pursuant to Section 12(b) of the Securities Exchange Act of 1934. Our officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of our common stock. SEC rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports, we believe that none of our officers or directors failed to timely file such ownership reports for the fiscal year ended December 31, 2017.

Code of Ethics

We have adopted a Code of Ethics that is applicable to all of its directors and officers. The Code of Ethics has been filed with the SEC and is available at our website at www.jacksonvillesavings.com. Amendments to and waivers from the Code of Ethics will also be disclosed on our website.

Audit Committee

Our Board of Directors has adopted a written charter for the Committee, which is available on our website at www.jacksonvillesavings.com. Our Audit Committee consists of Directors Eyth, Buchanan, and Davidsmeyer. Each member of the Audit Committee is “independent” as defined in the listing standards for Nasdaq-listed companies and under Rule 10A-3 of the Securities Exchange Act of 1934. Each member of the Audit Committee is able to read and understand financial statements, and no member of the Audit Committee has participated in the preparation of our financial statements or Jacksonville Savings Bank’s, or Jacksonville Savings Bank’s subsidiaries’, financial statements during the past three years. Director Eyth is deemed by us to be an “audit committee financial expert.” Director Eyth has an understanding of generally accepted accounting principles (GAAP) and has the ability and experience to prepare, audit, evaluate and analyze financial statements which present the breadth and level of complexity of issues that we reasonably expect to be raised by our financial statements. Director Eyth has acquired these attributes through experience as a certified public accountant and partner in a public accounting firm.

The Audit Committee reviews, approves and oversees all of our related-party transactions, which would be required to be disclosed under applicable Exchange Act rules. The Audit Committee meets as needed in order to examine and approve the audit report prepared by our independent registered public accounting firm and to conduct such other business as is necessary. During 2016, the Audit Committee met four times.

ITEM 11.	Executive Compensation

Summary Compensation Table. The following table shows the compensation of Richard A. Foss, our principal executive officer, and the two highest compensated executive officers, other than the principal executive officer, who received total compensation that exceeded $100,000 during the year ended December 31, 2017 for services to us or any of our subsidiaries. These individuals are sometimes referred to in this proxy statement as the “Named Executive Officers.”

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Change in pension value and non- qualified deferred compensation earnings(2) ($)	All other compensation(3) ($)	Total ($)
Richard A. Foss, President and	2017	234,312	27,500	—	16,346	39,761	317,919
Chief Executive Officer	2016	227,526	27,000	—	23,446	36,019	313,991

Diana S. Tone, Executive Vice President and	2017	148,018	17,000	—	8,516	26,064	199,598
Chief Financial Officer	2016	141,024	15,900	—	8,121	25,505	190,550

Chris A. Royal, Executive Vice President and	2017	147,602	17,000	—	26,897	12,262	203,761
Chief Lending Officer	2016	140,608	15,400	—	25,334	11,068	192,410

(1)	There were no options granted during 2017 or 2016.
(2)	Amounts reported for Mr. Foss include non-qualified deferred compensation above-market earnings (as determined under applicable SEC rules) of $16,346 for 2017 and $18,833 for 2016 under the Jacksonville Savings Bank Long-Term Deferred Compensation Plan. The remaining amounts reported are attributable to the change in the actuarial present value of the named executive officer’s accumulated benefit under the Jacksonville Savings Bank Salary Continuation Plans 1 and 2.
(3)	Amounts reported reflect the amount paid or reimbursed to the applicable named executive officer for various perquisites or benefits. A break-down of the various elements of compensation in the “All Other Compensation” column for 2017 is set forth in the table immediately below.

Other Compensation
Name	Year	Perquisites(a) ($)	Health(b) ($)	401(k) Plan(c) ($)	ESOP(d) ($)	Imputed Income(e) ($)	Board Fees ($)	Total ($)
Richard A. Foss	2017	—	6,046	13,217	4,376	322	15,800	39,761
Diana S. Tone	2017	—	14,040	8,979	2,973	72	—	26,064
Chris A. Royal	2017	—	—	9,062	3,001	199	—	12,262

(a)	For the year ended December 31, 2017, no named executive officer received perquisites or personal benefits that, in the aggregate, were greater than or equal to $10,000.
(b)	Represents the cost of family-portion of the group health insurance coverage provided to the named executive officer.
(c)	Represents the contribution made by Jacksonville Savings Bank to the named executive officer’s 401(k) Plan account for the plan year.
(d)	Represents the aggregate number of shares allocated to the named executive officer’s ESOP account for the plan year, the value of which is determined based on a $32.02 fair market value of Jacksonville Bancorp, Inc.’s common stock as of December 31, 2017.
(e)	Represents imputed income recognized by named executive officer as a result of his or her participation in the Jacksonville Savings Bank Supplemental Life Insurance Plan.

Employment Agreements

Jacksonville Savings Bank has entered into separate amended and restated employment agreements with Andrew F. Applebee, the Chairman of the Board, and Mr. Foss, who is also a member of the Board of Directors (referred to below as the “executives” or “executive”) on March 17, 2009 and September 2, 2008, respectively. The employment agreements were amended and restated in order to comply with Section 409A of the Internal Revenue Code. The employment agreements ensure that Jacksonville Savings Bank maintains a stable and competent management base. The continued success of Jacksonville Savings Bank depends on the skill and competence of the Chairman of the Board, and the President and Chief Executive Officer.

Each employment agreement provides for a three-year term. Commencing on the anniversary date and continuing each anniversary date thereafter, the Board of Directors may extend each employment agreement for an additional year unless written notice of nonrenewal is given by the Board of Directors after conducting a performance evaluation of the executive. The current base salary under the employment agreement is $241,300 for Mr. Foss. Mr. Applebee and the Board of Directors have agreed that Mr. Applebee will not have a base salary for 2018. Each executive’s base salary will be reviewed annually. In addition to the base salary, each executive will receive all benefits provided to permanent full-time employees of Jacksonville Savings Bank, including among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel, and will be entitled to receive directors fees while serving on the Board of Directors.

Each executive will be entitled to severance payments and benefits in the event of his termination of employment under specified circumstances, including his (A) termination of employment for reasons other than cause, disability, or retirement, or (B) in the event the executive resigns during the term of his agreement for any of the following reasons:

(1)	the failure to elect or reelect or appoint or reappoint the executive to his current position with Jacksonville Bancorp, Inc. and Jacksonville Savings Bank, or for Mr. Applebee, the failure to elect or reelect the executive as the Chairman of the Board;

(2)	a material change in the executive’s duties that are in effect as of the effective date of the agreement that would cause the executive’s position to become one of lesser responsibility or importance or a material reduction in the benefits and perquisites being provided to the executive;

(3)	a relocation of the executive’s principal place of employment by more than 30 miles from his current location;

(4)	liquidation or dissolution of Jacksonville Bancorp, Inc. or Jacksonville Savings Bank other than liquidations or dissolutions that are caused by reorganizations that do not affect the status of the executive; or

(5)	any breach of the employment agreement.

In the event of the executive’s involuntary termination or resignation from employment following the occurrence of one of the circumstances identified above, the executive will be entitled to receive a cash lump sum payment within 30 days after his termination date (but a six month delay may apply if the executive is a “specified employee” as defined in Section 409A of the Internal Revenue Code) in an amount equal to the greater of (i) the payments due under the remaining term of the executive’s employment agreement or (ii) three times the average of the three preceding years’ base salary, including bonuses and other cash compensation paid to executive, and also the amount of any benefits received by the executive pursuant to any employee benefits plan maintained by Jacksonville Savings Bank. Each executive will also be entitled to continuation of life insurance and non-taxable medical and dental coverage during the remaining term of the agreement. In the event the executive resigns without the occurrence of one of the circumstances identified above, the Board of Directors may choose to pay the executive a discretionary severance payment not to exceed the amounts described above.

In the event of the executive’s termination of employment, whether voluntary or involuntary, following a change in control of Jacksonville Savings Bank or Jacksonville Bancorp, Inc. during the term of the agreement, the executive will be entitled to receive a cash lump sum payment within 30 days after his termination date (but a six month delay may apply if the executive is a “specified employee” as defined in Section 409A of the Internal Revenue Code) in an amount equal to the greater of (i) the payments due under the remaining term of the employment agreement or (ii) 2.99 times his average annual compensation received over the five years preceding his termination date, which includes base salary, bonuses and any other compensation paid to the executive, and also the benefits received or accrued under any employee benefits plan maintained by Jacksonville Savings Bank In addition, Jacksonville Savings Bank would also continue each executive’s life insurance and non-taxable medical and dental coverage for the remaining term of his employment agreement. In the event any severance payments or benefits provided to the executive constitutes an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, the severance payments or benefits under each employment agreement will be reduced accordingly to avoid penalties.

The employment agreements provide that for a period of one year following termination, other than following a change in control, each executive agrees not to compete with Jacksonville Savings Bank in any city, town or county in which it maintains an office or has filed an application to establish an office.

In addition, on September 2, 2008, Jacksonville Savings Bank entered into an amended and restated employment agreement with John Williams, a Senior Vice President of Jacksonville Savings Bank, who is also a member of the Board of Directors. The employment agreement was amended and restated in order to comply with Section 409A of the Internal Revenue Code. The term of the employment agreement is for one year and extends automatically for an additional year unless notice of nonrenewal is provided to the executive. The executive’s current base salary under the employment agreement is $114,225. In addition to the base salary, the executive will receive all benefits provided to permanent full-time employees of Jacksonville Savings Bank, including among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel, and will be entitled to receive directors fees while serving on the Board of Directors.

The executive will be entitled to severance payments and benefits in the event of his termination of employment under specified circumstances, including his (A) termination of employment for reasons other than cause, disability, or retirement; (B) termination of employment, whether voluntary or involuntary, following a change in control of Jacksonville Bancorp, Inc. or Jacksonville Savings Bank; or (C) in the event the executive resigns during the term of his agreement for any of the following reasons:

(1)	the failure to elect or reelect or appoint or reappoint the executive to his current position with Jacksonville Savings Bank;

(2)	a material change in the executive’s duties that are in effect as of the effective date of the agreement that would cause the executive’s position to become one of lesser responsibility or importance;

(3)	liquidation or dissolution of Jacksonville Bancorp, Inc. or Jacksonville Savings Bank other than liquidations or dissolutions that are caused by reorganizations that do not affect the status of the executive; or

(4)	any breach of the employment agreement.

In the event of the executive’s termination as a result of one of the specified circumstances identified above, the executive will be entitled to receive a cash lump sum payment within 30 days after his termination date (but a six month delay may apply if the executive is a “specified employee” as defined in Section 409A of the Internal Revenue Code) in an amount equal to the greater of: (i) the payments due under the remaining term of his employment agreement, or (ii) one times his base salary earned during the preceding 12 months, including bonuses and any other cash compensation paid during such period, and also any benefits received or accrued by the executive under any employee benefit plan maintained by Jacksonville Savings Bank. The executive will also be entitled to continuation of life insurance and non-taxable medical and dental coverage during the remaining term of the agreement. In the event any severance payments or benefits provided to the executive constitutes an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, the severance payments or benefits under each employment agreement will be reduced accordingly to avoid penalties.

The employment agreement provides that for a period of one year following termination, other than following a change in control, the executive agrees not to compete with Jacksonville Savings Bank in any city, town or county in which it maintains an office or has filed an application to establish an office.

Change in Control Agreements

Jacksonville Savings Bank entered into a change in control agreement with Diana Tone, Executive Vice President and Chief Financial Officer on August 18, 2010 and with Chris A. Royal, Executive Vice President and Chief Lending Officer on August 16, 2017. Commencing on the anniversary date of the effective date of each agreement and continuing each anniversary date thereafter, the board of directors may extend each agreement for an additional year such that remaining term of the agreements will always be for two years unless written notice of nonrenewal is given by the board of directors after conducting a performance evaluation of the executive.

In the event of a change in control of Jacksonville Bancorp, Inc. or Jacksonville Savings Bank, followed by the executive's voluntary termination for “good reason” or involuntary termination, other than for cause, the executive will be entitled to the severance payments and benefits set forth below. “Good reason” is defined as follows:

(1)	the failure to elect or reelect or appoint or reappoint the executive to his/her current position with Jacksonville Bancorp, Inc. and Jacksonville Savings Bank,

(2)	a material change in the executive’s position to become one of lesser responsibility or importance than the position the executive held immediately prior to the change in control, or a material reduction in the benefits and perquisites provided to the executive from those being provided immediately prior to the change in control;

(3)	a relocation of the executive’s principal place of employment by more than 30 miles from his/her current location,

(4)	liquidation or dissolution of Jacksonville Bancorp, Inc. or Jacksonville Savings Bank other than liquidations or dissolutions that are caused by reorganizations that do not affect the status of the executive; or

(5)	any breach of the agreement by Jacksonville Savings Bank.

In the event of a change in control followed by the executive's involuntary termination other than for cause or resignation from employment for “good reason” during the remaining term of the agreement, he/she will be entitled to a severance payment equal to two times the sum of: (i) the average annual base salary, bonus and any other cash compensation earned by the executive during the two years immediately prior to the year in which his/her date of termination occurs; and (ii) the average amount of benefits received by his/her pursuant to the employee benefit plans maintained by Jacksonville Savings Bank during the two years immediately prior to the year in which his/her date of termination occurs. In addition, the executive will be entitled to receive continued life insurance coverage and non-taxable medical and dental insurance coverage for two years following his/her date of termination. Any cash severance payment will be made in a lump sum within 30 days following the executive's date of termination. The agreement provides that in the event the severance payments and the benefits would include an “excess parachute payment” as defined under Section 280G of the Internal Revenue Code, the severance payments or benefits under the change in control agreement will be reduced accordingly to avoid penalties.

Benefit Plans

Stock Option Plan. At our 2012 annual meeting, we adopted, and our stockholders approved, the Jacksonville Bancorp Inc. 2012 Stock Option Plan (“Stock Option Plan”), which authorized the Compensation Committee to issue grants of stock option awards for up to 104,035 shares of common stock to employees and outside directors, subject to individual limits. A stock option award gives the recipient the right to purchase shares of common stock of Jacksonville Bancorp, Inc. at a specified price for a specified period of time. Awards may be granted as either incentive or non-statutory stock options. Incentive stock options have certain tax advantages for recipients and must comply with Section 422 of the Internal Revenue Code. Only employees are eligible to receive incentive stock options. Stock options are generally granted at fair market value on the date of grant and are intended, to the extent permissible under applicable law, to be incentive stock options. Shares of common stock purchased upon exercise of a stock option must be paid for in full at the time of exercise either: (i) in cash; (ii) with Jacksonville Bancorp, Inc. common stock owned by the recipient; (iii) by net-settled shares; (iv) by broker-assisted cashless exercise; or (v) by other means acceptable to the Committee. Grants become vested in accordance with the vesting schedule determined by the Compensation Committee. In general, awards become fully vested upon death, disability, retirement or involuntary termination (other than for cause) following a change in control (as defined in the plan). In general, the Board of Directors may amend or terminate the Stock Option Plan or any award, except that consent of the affected individual is required if the amendment adversely impairs his or her rights under an outstanding award. However, the Board may not amend the Stock Option Plan without approval of stockholders to materially increase the number of shares that may be issued under the Plan, materially increase the benefits accruing to a participant, or materially modify the requirements for participation in the Plan. The term of the Stock Option Plan is ten years.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2017 for the Named Executive Officers.

	Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#) (1)	Option exercise price ($)	Option expiration date
Richard A. Foss	7,200	—	$15.65	04/24/2022
Diana S. Tone	4,526	—	$15.65	04/24/2022
Chris A. Royal	2,000	—	$15.65	04/24/2022

(1)	The options vest 20% per year over a five year period, commencing on April 24, 2013 and vest on each anniversary date thereafter.

Option awards set forth in the tables above were granted pursuant to the Jacksonville Bancorp Inc. 2012 Stock Option Plan. All of the awards vest at a rate of 20% per year beginning one year from the date of grant. The long vesting period is intended to ensure that the grants are viewed as long-term incentive compensation. Awards become fully vested upon death, disability, retirement or involuntary termination of service (other than for cause) following change in control (as defined in the plan). Stock option grants are intended to be incentive stock options to the extent permissible under applicable law. Stock options are generally exercisable for three months after termination of employment and for one year following death or disability.

Supplemental Life Insurance Plan. Effective January 1, 2008, Jacksonville Savings Bank adopted the Supplemental Life Insurance Plan for the benefit of certain officers who have been selected to participate in the plan. The plan provides for a lump sum payment of $100,000 to the participant’s beneficiary in the event of his or her death while employed with Jacksonville Savings Bank. If the participant dies after his or her termination of employment with Jacksonville Savings Bank, the participant’s beneficiary will not be entitled to any benefits under the plan. The plan is funded by the purchase of single-premium bank-owned life insurance policies. Messrs. Applebee, Foss, Williams and Royal and Ms. Tone are participants in the plan.

Salary Continuation Plans. On September 2, 2008, Jacksonville Savings Bank adopted the Salary Continuation Plan 1 and the Salary Continuation Plan 2 for a select group of management and highly compensated employees, as determined by the board of directors, which were each amended on April 24, 2012. The plans provide supplemental retirement benefits to a participant if he or she retires at age 65 or later, or dies while still employed with Jacksonville Savings Bank prior to attaining age 65, in an amount equal to the annual normal retirement benefit specified in the participant’s individual participation agreement. Upon termination of employment on or after attaining age 55 with 5 years of service but prior to attaining age 65, the participant will be paid an annual early retirement benefit equal to his or her accrued benefit as of the last day of the month preceding termination. Under the plan, the participant will be 100% vested in his or her annual early retirement benefit. If the participant terminates employment due to disability, the participant will be entitled to his or her accrued benefit as of the date of termination. In the event of a change in control followed by the participant’s termination of employment prior to attaining age 65, the participant will be entitled to the change in control benefit equal to the full annual normal retirement benefit, provided, however that such benefit is limited so that it will not constitute an “excess parachute payment” subject to excise taxes under Section 280G of the Internal Revenue Code. All benefits under the plan will be paid in equal monthly installments for ten years. Messrs. Applebee, Foss, Williams and Royal are participants in the Salary Continuation Plan 1, and are eligible to receive a normal retirement benefit of $30,000, $40,000, $30,000, and $35,000, respectively, payable for 10 years. Ms. Tone is a participant in the Salary Continuation Plan 2, and is eligible to receive a normal retirement benefit of $35,000 payable for 10 years.

Long-Term Deferred Compensation Plan. Effective January 1, 1996, Jacksonville Savings Bank adopted the Long-Term Deferred Compensation Plan for a select group of management and highly compensated employees, as determined by the Board of Directors. The plan was frozen, effective December 31, 2004, such that no contributions were made to the plan thereafter. The plan allowed for a participant to elect deferring a portion of his or her base salary and bonus payable during the year into the plan. In addition, Jacksonville Savings Bank made a mandatory annual contribution on behalf of each participant in an amount equal to the contribution amount specified in the participant’s individual participation agreement, and also reserved the right to make an additional discretionary contribution on behalf of each participant. All amounts contributed to the plan are credited to a bookkeeping account established on behalf of each participant and, unless the participant elects an alternative investment option available under the plan, earn interest on a monthly basis at a rate equal to one percentage point greater than the annual yield of Moody’s Average Corporate Bond Yield Index for the preceding calendar month as published by Moody’s Investor Service, Inc. The participant’s account balance is payable following the earlier of the participant’s termination of employment, death, or disability in a lump sum or annual installments over a period not to exceed 15 years. Messrs. Applebee, Foss, and Williams are participants in the Long-Term Deferred Compensation Plan.

Deferred Compensation Agreements. Mr. Williams entered into a deferred compensation agreement and the director’s compensation agreement with Chapin State Bank on August 3, 1987 and July 1, 1982, respectively. The agreements were assumed by Jacksonville Bancorp, Inc. in connection with the acquisition of Chapin State Bank on July 3, 2000. Mr. Williams is entitled to receive a retirement benefit of $117,316 and $108,360, respectively, under each agreement. The retirement benefits under the agreements commenced upon Mr. Williams’ 65th birthday which occurred in 2013. As a result, Mr. Williams is currently receiving a monthly benefit of $1,881 under his agreements, with 65 remaining installment payments to be made as of December 31, 2017. Mr. Williams’ retirement benefits under the agreements have been funded by bank-owned life insurance policies.

Tax-Qualified Benefit Plans

401(k) Plan. Jacksonville Savings Bank maintains the Jacksonville Savings Bank 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”), a tax-qualified defined contribution retirement plan, for all employees who have satisfied the 401(k) Plan’s eligibility requirements. All eligible employees can begin participation in the 401(k) plan on the first entry date that coincides with or next follows the date the employee attains age 21 and has one year of service. A participant may contribute up to 100% of his or her compensation to the 401(k) Plan, on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2017, the salary deferral contribution limit was $18,000, provided, however that a participant over age 50 may contribute an additional $6,000 to the 401(k) Plan. In addition to salary deferral contributions, Jacksonville Savings Bank will make matching contributions equal to a certain percentage (determined annually) of the participant’s salary deferral contributions for the plan year, and may also provide a discretionary employer contribution. A participant is always 100% vested in his or her salary deferral contributions and employer matching contributions. All other employer discretionary contributions vest at a rate of 20% per year, starting upon completion of two years of credited service, and will be fully vested upon completion of six years of credited service. However, a participant will immediately become 100% vested in any discretionary employer contributions received upon the participant’s death, disability, or attainment of age 65 while employed with Jacksonville Savings Bank. Generally, unless the participant elects otherwise, the participant’s benefit under the 401(k) Plan will be payable in the form of a lump sum payment by no later than the last day of the plan year immediately following the participant’s date of termination.

Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options or vehicles available, which includes investing in the common stock of Jacksonville Bancorp, Inc.

Employee Stock Ownership Plan. Jacksonville Savings Bank maintains the Jacksonville Savings Bank Employee Stock Ownership Plan (the “ESOP”). Employees who are at least 21 years old with at least one year of service are eligible to participate in the plan. The plan had borrowed funds from us and used those funds to purchase 41,614 shares of common stock for the plan in connection with our 2010 stock offering at a price of $10.00 per share. The loan has been, and will continue to be, repaid principally through Jacksonville Savings Bank’s contribution to the plan and dividends payable on the common stock held by the plan over the 20-year term of the loan. The interest rate for the loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal, as of the first business day of each calendar year during the term of the loan.

The trustee holds the shares purchased by the plan in an unallocated suspense account, and shares are released to the participants’ accounts as the loan is repaid. Shares released from the unallocated suspense account are allocated to each eligible participant’s plan account based on the ratio of each participant’s compensation to the total compensation of all eligible participants. Under the terms of the plan, shares that are allocated to employees will be voted by the plan trustee based on directions received by the participant. Unallocated shares will be voted by the plan trustee in the same proportion as allocated shares pursuant to directions received by the employees, subject to the fulfillment of the trustee’s fiduciary responsibilities. Vested benefits are payable generally upon the participants’ termination of employment, and are paid in the form of common stock, or to the extent participants’ accounts contain cash, benefits will be paid in cash.

Review of Risk Related to Compensation Policies and Procedures.  The Compensation Committee of the Board of Directors is responsible for the oversight of employee compensation policies and procedures, including the determination of whether any material risk is imposed on us from our compensation policies and procedures.  The Compensation Committee has reviewed our compensation policies and procedures, including those related to the payment of commissions and bonuses, and believes that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.

Directors’ Compensation.

Directors’ Summary Compensation Table. Set forth below is summary compensation for each of our directors for the fiscal year ended December 31, 2017. Director compensation paid to directors who also are named executive officers is reflected above in the “Executive Compensation – Summary Compensation Table.”

Director Compensation
Name	Fees earned or paid in cash ($)	Option Awards ($)(2)	Change in pension value and non- qualified deferred compensation earnings ($)(3)	All other compensation ($)(4)	Total ($)
Andrew F. Applebee	16,450	—	30,255	38,929	85,634
John M. Buchanan	15,550	—	—	—	15,550
Harmon B. Deal, III	16,700	—	—	—	16,700
John L. Eyth	18,450	—	—	—	18,450
Dean H. Hess (1)	17,000	—	—	—	17,000
Peggy S. Davidsmeyer	15,350	—	—	—	15,350
John C. Williams	14,300	—	663	140,017	154,980

(1)	Mr. Hess passed away on February 5, 2018.
(2)	At December 31, 2017, total options outstanding included 3,000 for Mr. Applebee, 600 for Mr. Eyth, and 900 for Ms. Davidsmeyer.
(3)	Amounts reported include non-qualified deferred compensation above–market earnings of $25,628 and $663 for Messrs. Applebee and Williams, respectively, under the Jacksonville Savings Bank Long-Term Deferred Compensation Plan.
(4)	Amounts reported reflect the amount paid or reimbursed to the applicable named executive officer for various perquisites or benefits. A break-down of the various elements of compensation in this column is set forth in the table immediately below.

Other Compensation
Name	Salary(a) ($)	Bonus(a) ($)	Health(b) ($)	Perquisites ($)(c)	401(k) Plan(d) ($)	ESOP(e) ($)	Imputed Income(f) ($)	Total ($)
Andrew F. Applebee	22,503	10,500	3,434	—	1,872	620	—	38,929
John C. Williams	114,244	16,500	—	—	6,668	2,207	398	140,017

 ____________________

(a)	Earned for services rendered as an employee of Jacksonville Savings Bank.
(b)	Represents the cost of family-portion of the group health insurance coverage provided to Mr. Applebee.
(c)	For the year ended December 31, 2017, no director received perquisites or personal benefits that, in the aggregate, were greater than or equal to $10,000.
(d)	Represents the contribution made by Jacksonville Savings Bank to the employee director’s 401(k) Plan account for the plan year.
(e)	Represents the aggregate number of shares allocated to the director’s ESOP account for the plan year, the value of which is determined based on a $32.02 fair market value of Jacksonville Bancorp, Inc.’s common stock as of December 31, 2017.
(f)	Represents imputed income recognized by the director as a result of his participation in the Jacksonville Savings Bank Supplemental Life Insurance Plan.

Cash Compensation. Members of the Board of Directors each received $14,300 during the year ended December 31, 2017. Certain directors also received fees for attending committee meetings and board meetings of Financial Resources Group, Inc. Outside directors are paid $50 per committee meeting attended and directors of Financial Resources Group, Inc. are paid a monthly fee of $125. We paid a total of $128,950 in directors’ fees for the year ended December 31, 2017.

Deferred Compensation Agreements. Mr. Hess entered into a deferred compensation agreement and the director’s compensation agreement with Chapin State Bank on August 3, 1987 and July 1, 1982, respectively. The agreements were assumed by Jacksonville Bancorp, Inc. in connection with the acquisition of Chapin State Bank on July 3, 2000. Mr. Hess is entitled to receive a retirement benefit of $95,400 and $105,492, respectively, under each agreement. The retirement benefits under the agreements commenced upon Mr. Hess’ 65th birthday which occurred in 2012. As a result of Mr. Hess’ death, his beneficiaries will continue to receive a retirement benefit of $1,674 pursuant to the agreements for 55 months. Mr. Hess’ retirement benefits under the agreements have been funded by bank-owned life insurance policies.

Stock Option Plan. The directors are eligible to participate in the Stock Option Plan. Please see a description of the plan set forth under “Executive Compensation – Benefit Plans.”

Other Compensation Arrangements. Please see the description of the employment agreements with Messrs. Applebee and Williams set forth above under the “Executive Compensation – Employment Agreements” for further details. Messrs. Applebee and Williams are also participants in the Salary Continuation Plan 1, the Long-Term Deferred Compensation Plan, the ESOP and 401(k) Plan. Please see the descriptions of each plan set forth above under the “Executive Compensation – Benefit Plans” and “Executive Compensation – Tax-Qualified Benefit Plans” for further details.

Amendments to Benefit Plans in Connection with Pending Merger with CNB Bank Shares, Inc.

On January 18, 2018, in connection with the signing of the merger agreement with CNB Bank Shares, Inc., Jacksonville Savings Bank entered into individual amendments to the existing change in control agreements with Mr. Royal and Ms. Tone, which the amendments will be effective upon the completion of the acquisition of the Company by CNB Bank Shares, Inc. The amendments: (1) extend the term of the agreements for twenty-four months from the closing of the acquisition; and (2) provide that a change in control payment would be triggered if executives resign because there is either any reduction in their base salary following the closing of the acquisition, or CNB Bank & Trust, N.A fails to appoint them to certain executive positions immediately following the closing of the bank merger, which is Market President for Mr. Royal and Chief Financial Officer for Ms. Tone.

Additionally, on January 18, 2018, Jacksonville Savings Bank adopted amendments to the: (1) Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1; (2) Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 2; (3) Jacksonville Savings Bank 1996 Long-Term Deferred Compensation Plan; (4) Deferred Income Agreement with Mr. Williams; (5) Deferred Compensation Agreement with Mr. Williams; (6) Deferred Income Agreement with Mr. Hess; and (7) Deferred Compensation Agreement with Mr. Hess (collectively, the “Deferred Compensation Arrangements”), which the amendments will be effective upon the completion of the acquisition. The amendments provide that the CNB Bank & Trust, N.A. shall assume and continue the Deferred Compensation Arrangements such that: (1) the benefits and earnings thereunder will continue to accrue in the normal course; and (2) the timing and manner of all benefit payments will not be accelerated without participant consent.

Finally, under the terms of the merger agreement, outstanding and unexercised stock options to purchase shares of Company common stock granted under the 2012 Stock Option Plan, whether or not vested, will be cancelled at closing in exchange for the right to receive a cash payment equal to the excess of the merger consideration of $33.70 over the exercise price per option multiplied by the number of stock options held, less applicable taxes required to be withheld.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of the common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 1, 2018, the shares of common stock beneficially owned by executive officers and directors as a group and persons who were the beneficial owners of more than five percent of our outstanding shares of common stock. Information regarding the common stock ownership of each director and executive officer individually is set forth above under Item 10. This information is based solely upon information supplied to us and the filings required pursuant to the Securities Exchange Act of 1934.

	Amount of Shares
	Owned and Nature	Percent of Shares
Name and Address of	of Beneficial	of common stock
Beneficial Owners	Ownership(1)	Outstanding

Stilwell Value, LLC
111 Broadway, 12th Floor
New York, NY 10006(2)	154,200	8.50%

Chicago Capital Management, LLC
Steven R. Gerbel
311 South Wacker Drive, Suite 6025
Chicago, Illinois 60606(3)	90,735	5.00%

All Directors and Executive Officers
as a Group (11 persons)	337,733	18.61%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Based upon a Schedule 13F-HR filed on January 26, 2018 with the Securities and Exchange Commission, Stilwell Value, LLC, claimed voting and investment power over 154,200 shares.
(3)	On a Schedule 13G filed with the Securities and Exchange Commission on February 16, 2018, Chicago Capital Management, LLC reported shared dispositive and voting power with respect to 90,735 shares of our common stock; and Steven R. Gerbel reported shared dispositive and voting power with respect to 90,735 shares of our common stock.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Transactions With Certain Related Persons.

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms consistent with the provisions of federal and state regulation, which governs loans to directors and executive officers and will be approved by a majority of our independent outside directors not having any interest in the transaction. At December 31, 2017, we had loans with an aggregate balance of $2.9 million outstanding to our executive officers and directors. In addition, we had loans with an aggregate balance of $3.2 million to related parties of our executive officers and directors. All such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender, and did not involve more than the normal risk of collectibility or present other unfavorable features.

There were no transactions or series of transactions since the beginning of our last fiscal year or any currently proposed transaction where we were or are a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to us. Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to our directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.

Board Structure

Nasdaq Stock Market Rules require (a) that we have a majority of independent directors on the Board, (b) any compensation committee and nominating committee to be composed solely of independent directors, (c) the compensation of executive officers being determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (d) the election or recommendation of director nominees for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Affirmative Determinations Regarding Director Independence and Other Matters

Based on information supplied to it by the directors, the Board of Directors has determined each of the following directors to be an “independent director” as such term is defined in the Nasdaq Marketplace Rules:

Directors Deal, Eyth, Buchanan and Davidsmeyer

There were no transactions that the Board of Directors needed to review that are not required to be reported under “—Transactions With Certain Related Persons,” above that would bear in the determination of the independence of the directors listed above.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees. During the past two years, the fees billed for professional services rendered by BKD, LLP for the audit of our annual financial statements and for the review of our Form 10-K, annual report and Form 10-Q were $78,900 for 2017 and $80,200 for 2016.

Audit-related fees. During the past two years, fees for professional services by BKD, LLP that were not directly related to the preparation of the audit were $8,000 for 2017 and $21,500 for 2016. Such fees related to the audit of our 401(k) plan and annual trust procedures in 2017 and 2016.

Tax Fees. During the past two fiscal years, the fees billed for professional services by BKD, LLP for tax services were $12,600 for 2017 and $16,200 for 2016.

All Other Fees. There were no aggregate fees billed for professional services rendered to us by BKD, LLP for services other than those listed above for 2017 and 2016.

The Audit Committee considered whether the provision of non-audit services was compatible with maintaining the independence of its independent registered public accounting firm. The Audit Committee concluded that performing such services in 2017 and 2016 did not affect the independent registered public accounting firms’ independence in performing their function as auditors for us.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)       Financial Statements

The documents filed as a part of this Form 10-K are:

(A)  Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2017 and 2016;

(C)	Consolidated Statements of Income - years ended December 31, 2017 and 2016;

(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2017 and 2016;

(E)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2017 and 2016;

(F)	Consolidated Statements of Cash Flows - years ended December 31, 2017 and 2016; and

(G)   Notes to Consolidated Financial Statements.

(a)(2)       Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)       Exhibits

2.1	Agreement and Plan of Merger among CNB Bank Shares, Inc., Jacksonville Bancorp, Inc. and CNB Acquisition, Inc., dated as of January 17, 2018(28)
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Change in Control Agreement between Jacksonville Savings Bank and Diana S. Tone(7)
10.5	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(8)
10.6	Jacksonville Savings Bank Supplemental Life Insurance Plan(9)
10.7	Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(10)
10.8	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(11)

10.9	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(12)
10.10	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(14)
10.12	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Jacksonville Bancorp 2012 Stock Option Plan(16)
10.14	Change in Control Agreement between Jacksonville Savings Bank and Chris A. Royal(17)
10.15	First Amendment of Jacksonville Savings Bank Two-Year Change in Control Agreement with Chris Royal(18)
10.16	First Amendment of Jacksonville Savings Bank Two-Year Change in Control Agreement with Diana S. Tone(19)
10.17	Amendment No. 1 to the Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(20)
10.18	Amendment No. 1 to the Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 2(21)
10.19	Amendment No. 2 to the Jacksonville Savings Bank Long-Term Deferred Compensation Plan(22)
10.20	Amendment No. 1 to the Deferred Income Agreement with John C. Williams(23)
10.21	Amendment No. 1 to the Deferred Compensation Agreement with John C. Williams(24)
10.22	Amendment No. 1 to the Deferred Income Agreement with Dean H. Hess(25)
10.23	Amendment No. 1 to the Deferred Compensation Agreement with Dean H. Hess(26)
13	2017 Annual Report to Stockholders
14	Code of Ethics(27)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statements on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Extension Schema Document
101 CAL - XBRL Taxonomy Calculation Linkbase Document
101 DEF - XBRL Taxonomy Extension Definition Linkbase Document
101 LAB - XBRL Taxonomy Label Linkbase Document
101 PRE - XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on February 22, 2017 (File No. 001-34821).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 30, 2010 (File No. 333-165466).
(8)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(9)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
63

(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012 (File No. 001-34821).
(11)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(12)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2013 (File No. 333-186754).
(17)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2017 (File No. 001-34821).
(18)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(19)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(20)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(21)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(22)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(23)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(24)	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(25)	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(26)	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(27)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).
(28)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).

ITEM 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacksonville Bancorp, Inc.

Date: March 7, 2018	By:	/s/ Richard A. Foss
Richard A. Foss, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Foss	By:	/s/ Andrew F. Applebee
	Richard A. Foss, President,		Andrew F. Applebee, Chairman of the Board
Chief Executive Officer and Director

Date: March 7, 2018		Date: March 7, 2018

By:	/s/ Diana S. Tone	By:	/s/ John M. Buchanan
	Diana S. Tone		John M. Buchanan , Director
Executive Vice President and Chief Financial Officer

Date: March 7, 2018		Date: March 7, 2018

By:	/s/ John L. Eyth	By:	/s/ Peggy S. Davidsmeyer
	John L. Eyth, Director		Peggy S. Davidsmeyer, Director

Date: March 7, 2018		Date: March 7, 2018

By:	/s/ Harmon B. Deal, III	By:	/s/ John C. Williams
	Harmon B. Deal, III, Director		John C. Williams, Director
Senior Vice President and Trust Officer

Date: March 7, 2018		Date: March 7, 2018

EXHIBIT INDEX

2.1	Agreement and Plan of Merger among CNB Bank Shares, Inc., Jacksonville Bancorp, Inc. and CNB Acquisition, Inc., dated as of January 18, 2018(28)
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
4	Stock Certificate of Jacksonville Bancorp, Inc.(3)
10.1	Employment Agreement between Jacksonville Savings Bank and Andrew F. Applebee(4)
10.2	Employment Agreement between Jacksonville Savings Bank and Richard A. Foss(5)
10.3	Employment Agreement between Jacksonville Savings Bank and John Williams(6)
10.4	Change in Control Agreement between Jacksonville Savings Bank and Diana S. Tone(7)
10.5	Amendments to the Jacksonville Savings Bank and Jacksonville Bancorp, MHC Stock Option Plans(8)
10.6	Jacksonville Savings Bank Supplemental Life Insurance Plan(9)
10.7	Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(10)
10.8	Jacksonville Savings Bank Long-Term Deferred Compensation Plan, as amended(11)

10.9	Deferred Compensation Agreement between Chapin State Bank and John C. Williams(12)
10.10	Director’s Compensation Agreement between Chapin State Bank and John C. Williams(13)
10.11	Deferred Compensation Agreement between Chapin State Bank and Dean H. Hess(14)
10.12	Director’s Compensation Agreement between Chapin State Bank and Dean H. Hess(15)
10.13	Jacksonville Bancorp 2012 Stock Option Plan(16)
10.14	Change in Control Agreement between Jacksonville Savings Bank and Chris A. Royal(17)
10.15	First Amendment of Jacksonville Savings Bank Two-Year Change in Control Agreement with Chris Royal(18)
10.16	First Amendment of Jacksonville Savings Bank Two-Year Change in Control Agreement with Diana S. Tone(19)
10.17	Amendment No. 1 to the Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 1(20)
10.18	Amendment No. 1 to the Amended and Restated Jacksonville Savings Bank Salary Continuation Plan 2(21)
10.19	Amendment No. 2 to the Jacksonville Savings Bank Long-Term Deferred Compensation Plan(22)
10.20	Amendment No. 1 to the Deferred Income Agreement with John C. Williams(23)
10.21	Amendment No. 1 to the Deferred Compensation Agreement with John C. Williams(24)
10.22	Amendment No. 1 to the Deferred Income Agreement with Dean H. Hess(25)
10.23	Amendment No. 1 to the Deferred Compensation Agreement with Dean H. Hess(26)
13	2017 Annual Report to Stockholders
14	Code of Ethics(27)
21	Subsidiaries
23	Consent of BKD LLP to incorporate financial statements into Registration Statements on Form S-8
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Extension Schema Document
101 CAL - XBRL Taxonomy Calculation Linkbase Document
101 DEF - XBRL Taxonomy Extension Definition Linkbase Document
101 LAB - XBRL Taxonomy Label Linkbase Document
101 PRE - XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on February 22, 2017 (File No. 001-34821).
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(4)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (File No. 000-49792).
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 (File No. 000-49792).
(7)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 30, 2010 (File No. 333-165466).
(8)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(9)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012 (File No. 001-34821).
(11)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(12)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(13)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(14)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(15)	Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165466).
(16)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2013 (File No. 333-186754).
(17)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2017 (File No. 001-34821).
(18)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(19)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(20)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(21)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(22)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(23)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(24)	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(25)	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(26)	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).
(27)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 000-49792).
(28)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018 (File No. 001-34821).

