Form 10-Q
period 2018-03-31
Jacksonville Bancorp, Inc.
filed 2018-05-10
CIK 1484949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☒ Yes                               ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer, large accelerated filer, smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

As of May 1, 2018, there were 1,814,467 shares of the Registrant’s common stock issued and outstanding.

JACKSONVILLE BANCORP, INC.

FORM 10-Q

March 31, 2018
TABLE OF CONTENTS

EXHIBITS

Section 302 Certifications
Section 906 Certification
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Label Linkbase Document
XBRL Taxonomy Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,003,615	$5,889,628
Interest-earning time deposits in banks	998,000	998,000
Investment securities - available for sale	52,608,847	56,164,109
Mortgage-backed securities - available for sale	56,383,116	55,231,197
Federal Home Loan Bank stock	428,500	490,500
Other investment securities	51,864	52,502
Loans held for sale - net	275,115	178,833
Loans receivable - net of allowance for loan losses of $2,737,933 and $2,879,510 as of March 31, 2018 and December 31, 2017	186,070,456	186,557,550
Premises and equipment - net	4,167,048	4,260,196
Cash surrender value of life insurance	7,341,204	7,439,062
Accrued interest receivable	2,029,454	1,997,798
Goodwill	2,726,567	2,726,567
Capitalized mortgage servicing rights	543,210	547,092
Real estate owned	10,500	10,500
Deferred income taxes	2,296,441	1,892,749
Other assets	519,142	560,038

Total Assets	$323,453,079	$324,996,321

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$261,518,469	$252,700,432
Other borrowings	3,663,976	16,112,154
Advance payments by borrowers for taxes and insurance	1,828,407	1,153,926
Accrued interest payable	91,774	106,068
Deferred compensation payable	4,926,955	4,874,292
Income taxes payable	182,608	28,502
Dividends payable	181,447	181,287
Other liabilities	3,290,018	1,086,750
Total liabilities	275,683,654	276,243,411

Commitments and contingencies	-	-

Preferred stock, $0.01 par value - authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value - authorized 25,000,000 shares; issued 1,814,467 shares as of March 31, 2018 and 1,812,871 as of December 31, 2017	18,145	18,129
Additional paid-in-capital	14,167,829	14,128,221
Retained earnings	36,021,473	35,512,950
Less: Unallocated ESOP shares	(141,470)	(147,650)
Accumulated other comprehensive loss	(2,296,552)	(758,740)
Total stockholders' equity	47,769,425	48,752,910

Total Liabilities and Stockholders' Equity	$323,453,079	$324,996,321

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
INTEREST INCOME:
Loans	$2,219,117	$2,167,207
Investment securities	402,490	385,926
Mortgage-backed securities	323,537	236,060
Other	7,789	11,363
Total interest income	2,952,933	2,800,556

INTEREST EXPENSE:
Deposits	290,013	250,621
Other borrowings	37,058	5,346
Total interest expense	327,071	255,967

NET INTEREST INCOME	2,625,862	2,544,589

PROVISION (CREDIT) FOR LOAN LOSSES	(160,000)	30,000

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	2,785,862	2,514,589

NON-INTEREST INCOME:
Fiduciary activities	107,830	88,160
Commission income	341,412	321,596
Service charges on deposit accounts	179,340	177,946
Mortgage banking operations, net	48,570	68,483
Net realized gains on sales of available-for-sale securities	32,780	128,617
Loan servicing fees	82,365	84,599
ATM and bank card interchange income	174,151	171,802
Other	181,438	67,091
Total non-interest income	1,147,886	1,108,294

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,744,392	1,682,132
Occupancy and equipment	265,757	259,403
Data processing and telecommunications	194,970	167,917
Professional	386,345	39,122
Postage and office supplies	53,456	58,977
Deposit insurance premium	24,133	24,794
ATM and bank card expense	110,557	103,798
Other	311,786	251,026
Total non-interest expense	3,091,396	2,587,169

INCOME BEFORE INCOME TAXES	842,352	1,035,714
INCOME TAXES	154,106	276,148

NET INCOME	$688,246	$759,566

NET INCOME PER COMMON SHARE - BASIC	$0.38	$0.43
NET INCOME PER COMMON SHARE - DILUTED	$0.38	$0.42

See accompanying notes to the condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)

Net Income	$688,246	$759,566

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(396,808) and $324,666 for 2018 and 2017, respectively.	(1,511,916)	630,234
Less: reclassification adjustment for realized gains included in net income, net of taxes of $6,884 and $43,730, for 2018 and 2017, respectively.	25,896	84,887
	(1,537,812)	545,347

Comprehensive Income (Loss)	$(849,566)	$1,304,913

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Unallocated	Comprehensive	Stockholders'
(Unaudited)	Stock	Capital	Earnings	ESOP Shares	Loss	Equity

BALANCE, DECEMBER 31, 2017	$18,129	$14,128,221	$35,512,950	$(147,650)	$(758,740)	$48,752,910

Net Income	-	-	688,246	-	-	688,246

Other comprehensive loss	-	-	-	-	(1,537,812)	(1,537,812)

Exercise of stock options	16	24,961	-	-	-	24,977

Shares held by ESOP, commited to be released	-	14,647	-	6,180	-	20,827

Dividends ($0.10 per share)	-	-	(179,723)	-	-	(179,723)

BALANCE, MARCH 31, 2018	$18,145	$14,167,829	$36,021,473	$(141,470)	$(2,296,552)	$47,769,425

See accompanying notes to condensed consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$688,246	$759,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	96,210	103,845
Amortization of investment and loan premiums and discounts, net	264,162	268,853
Net realized gains on sales of available-for-sale securities	(32,780)	(128,617)
Provision (credit) for loan losses	(160,000)	30,000
Mortgage banking operations, net	(48,570)	(68,483)
Shares held by ESOP committed to be released	20,827	18,818
Stock-based compensation expense	-	22,232
Gain on BOLI claim	(84,035)	-
Changes in income taxes payable	154,106	276,061
Changes in other assets and liabilities	2,211,493	(39,297)
Net cash provided by operations before loan sales	3,109,659	1,242,978
Origination of loans for sale to secondary market	(3,675,700)	(4,696,587)
Proceeds from sales of loans to secondary market	3,631,751	5,001,018
Net cash provided by operating activities	3,065,710	1,547,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of FHLB stock, investment and mortgage-backed securities	(5,993,457)	(19,533,430)
Maturity or call of investment securities available-for-sale	-	870,000
Sale of investment securities available-for-sale and FHLB stock	4,424,064	8,998,123
Principal payments on mortgage-backed and investment securities	1,862,315	1,763,589
Proceeds from BOLI claim	221,211	-
Net change in loans	647,452	5,674,177
Additions to premises and equipment	(3,062)	(56,536)

Net cash provided by (used in) investing activities	1,158,523	(2,284,077)
		(Continued)

JACKSONVILLE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$8,818,037	$(36,983)
Net decrease in other borrowings	(12,448,178)	(3,831,007)
Increase in advance payments by borrowers for taxes and insurance	674,481	523,935
Exercise of stock options	24,977	39,125
Stock repurchase	-	(31,290)
Dividends paid - common stock	(179,563)	(177,907)

Net cash used in financing activities	(3,110,246)	(3,514,127)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,113,987	(4,250,795)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,889,628	12,909,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,003,615	$8,659,129

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$297,750	$264,121
Interest on other borrowings	43,615	5,346

NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in settlement of loans	$-	$222,704
Loans to facilitate sales of real estate owned	-	26,467

See accompanying notes to condensed consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, Jacksonville Savings Bank (the “Bank”) and its wholly-owned subsidiary, Financial Resources Group, Inc. collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary 1) for a fair presentation and 2) to make the financial statements not misleading as to the financial condition of the Company as of March 31, 2018, and the results of its operations for the three month periods ended March 31, 2018 and 2017. The results of operations for the three month periods are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2017 filed as an exhibit to the Company’s Annual Report on Form 10-K filed in March 2018. The accounting and reporting policies of the Company conform to GAAP and to prevailing practices within the industry.

Certain amounts included in the 2017 consolidated statements have been reclassified to conform to the 2018 presentation.

Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectibility is reasonable assured. The Company’s principal source of revenue is interest income from loans and investment and mortgage-backed securities. The Company also earns noninterest income from various banking and financial services offered primarily through the Bank and its subsidiary.

Interest Income – The largest source of revenue for the Company is interest income which is primarily recognized on an accrual basis according to nondiscretionary formulas written in contracts, such as loan agreements or investment securities contracts.

Noninterest Income – The Company earns noninterest income through a variety of financial and transaction services provided to consumer and corporate clients such as investment brokerage and trust, deposit account, debit card, and mortgage banking. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which provides a one-year deferral of ASU 2014-09. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. The Company adopted ASU 2014-09 on January 1, 2018, and did not identify any material changes in the timing of revenue recognition when considering the amended accounting guidance. See Note 1 for additional disclosures related to revenue recognition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 on January 1, 2018 and there was not a significant impact on the Company’s consolidated financial statements, with the exception of the loan fair value calculation in Note 9.

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

In March 2017, FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20). The ASU amends the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The ASU’s amendments are effective for public business entities for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted the ASU early and there was not a material impact on the Company’s consolidated financial statements.

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). Because the Tax Change & Jobs Act was signed on December 22, 2017, the accounting for the change in tax rates and effect on deferred tax assets and liabilities must be reflected in the 2017 financial statements as an adjustment to income tax expense, even though a portion of the tax effects were initially recognized directly in other comprehensive income. This adjustment would leave a stranded balance in AOCI that would not reflect the appropriate tax rate. Under this ASU, entities are allowed, but not required, to reclassify from AOCI to retained earnings the stranded tax effects resulting from the new federal corporate income tax rate. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2018. Early adoption would be permitted for interim or annual financial statements that have not been issued or made available for issuance. Early adoption will allow entities to align the timing of the stranded tax reclassification in their 2017 financial statements. The Company adopted the ASU retrospectively and the impact was reflected in the Company’s 2017 consolidated financial statements.

3.	EARNINGS PER SHARE

Earnings Per Share - Basic earnings per share is determined by dividing net income for the period by the weighted average number of common shares. Diluted earnings per share considers the potential effects of the exercise of outstanding stock options under the Company’s stock option plans. Average shares outstanding exclude unallocated shared held by the Jacksonville Savings Bank employee stock ownership plan (ESOP).

The following reflects earnings per share calculations for basic and diluted methods:

	Three Months Ended
	March 31,
	2018	2017

Net income	$688,246	$759,566

Basic average shares outstanding	1,799,897	1,784,584

Diluted potential common shares:
Stock option equivalents	15,248	20,938
Diluted average shares outstanding	1,815,145	1,805,522

Basic earnings per share	$0.38	$0.43

Diluted earnings per share	$0.38	$0.42

4.	STOCK BASED COMPENSATION

In connection with the 2010 second-step conversion and related stock offering, the ESOP purchased an additional 41,614 shares for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase the 41,614 shares (approximately 4% of the common stock issued in the offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest on a pro-rata basis and reach 100% vesting in the accrued benefits under the ESOP after six years. Vesting is accelerated upon retirement, death, or disability of the participant or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Discretionary contributions are determined by the board annually.

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

A summary of ESOP shares at March 31, 2018 and 2017 is shown below.

	March 31, 2018	March 31, 2017
Unearned shares	14,147	16,619
Shares committed for release	618	618
Allocated shares	60,538	63,778
Total ESOP shares	75,303	81,015

Fair value of unearned shares	$472,510	$520,175

On April 24, 2012, the compensation committee of the board of directors approved the awards of 104,035 options to purchase Company common stock. The stock options vest over a five-year period and expire ten years after the date of the grant. Apart from the vesting schedule, there are no performance-based conditions or any other material conditions applicable to the options issued.

The following table summarizes stock option activity for the three months ended March 31, 2018.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Options	Price/Share	Life (in years)	Value

Outstanding, December 31, 2017	31,067	$15.65
Granted	-	-
Exercised	(1,596)	15.65
Forfeited	-	-

Outstanding, March 31, 2018	29,471	$15.65	4.00	$523,110

Exercisable, March 31, 2018	27,686	$15.65	4.00	$491,427

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The value is based upon a closing price of $33.40 per share on March 31, 2018.

5.	LOAN PORTFOLIO COMPOSITION

At March 31, 2018 and December 31, 2017, the composition of the Company’s loan portfolio is shown below.

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$46,695,828	25.1%	$45,844,543	24.6%
Commercial	36,092,381	19.4	37,260,090	20.0
Agricultural	40,611,733	21.8	40,129,028	21.5
Home equity	9,670,718	5.2	10,117,647	5.4
Total real estate loans	133,070,660	71.5	133,351,308	71.5

Commercial loans	27,857,933	15.0	26,934,790	14.4
Agricultural loans	12,551,929	6.8	13,400,651	7.2
Consumer loans	15,340,380	8.2	15,760,797	8.4
Total loans receivable	188,820,902	101.5	189,447,546	101.5

Less:
Net deferred loan fees	12,513	0.0	10,486	0.0
Allowance for loan losses	2,737,933	1.5	2,879,510	1.5
Total loans receivable, net	$186,070,456	100.0%	$186,557,550	100.0%

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

One- to four-family Mortgage Loans - Historically, the Bank’s primary lending origination activity has been one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Company’s market area. The Company generates loans through marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses.

Fixed rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. The Company generally originates both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency.

The Company originates for resale to Freddie Mac and the Federal Home Loan Bank fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more. The fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company offers fixed-rate one- to four-family residential mortgage loans with terms of up to 30 years without prepayment penalty.

The Company currently offers adjustable-rate mortgage loans for terms ranging up to 30 years. They generally offer adjustable-rate mortgage loans that adjust between one and five years on the anniversary date of origination. Interest rate adjustments are up to two hundred basis points per year, with a cap of up to six hundred basis points on interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent adjustable-rate mortgage loans from repricing to market interest rates, which would have an adverse effect on the net interest income. In the low interest rate environment that has existed over the past several years, the adjustable-rate portfolio has repriced downward resulting in lower interest income from this portion of the loan portfolio. In addition, during this period borrowers have shown a preference for fixed-rate loans. The Company has used different interest indices for adjustable-rate mortgage loans in the past such as the average yield on U.S. Treasury securities, adjusted to a constant maturity of one-year, three-years or five-years. The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, interest rate risk position and competitors’ loan products.

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

Commercial Real Estate Loans - The Company originates and purchases commercial real estate loans. Commercial real estate loans are secured primarily by improved properties such as multi-family residential, retail facilities and office buildings, restaurants and other non-residential buildings. The maximum loan-to-value ratio for commercial real estate loans originated is generally 80%. Commercial real estate loans are generally written up to terms of five years with adjustable interest rates. The rates are generally tied to the prime rate and generally have a specified floor. Many of the fixed-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. The Company purchases from time to time commercial real estate loan participations primarily from outside the Company’s market area. All participation loans are approved following an internal review to ensure that the loan satisfies the underwriting standards.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the periods ended March 31, 2018, March 31, 2017, and December 31, 2017.

	March 31, 2018
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2017	$677,107	$846,045	$225,478	$95,902	$397,572	$288,922	$239,936	$108,548	$2,879,510
Provision (credit) charged to expense	(110,505)	42,717	4,778	(29,500)	4,261	(40,191)	(35,059)	3,499	(160,000)
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	9,454	5,808	-	525	32	-	2,604	-	18,423
Ending balance, March 31, 2018	$576,056	$894,570	$230,256	$66,927	$401,865	$248,731	$207,481	$112,047	$2,737,933

Ending balance:
individually evaluated for impairment	$224,993	$451,367	$-	$-	$129,416	$113,131	$-	$-	$918,907
Ending balance:
collectively evaluated for impairment	$351,063	$443,203	$230,256	$66,927	$272,449	$135,600	$207,481	$112,047	$1,819,026

Loans:
Ending balance	$46,695,828	$36,092,381	$40,611,733	$9,670,718	$27,857,933	$12,551,929	$15,340,380	$-	$188,820,902
Ending balance:
individually evaluated for impairment	$1,154,224	$1,806,302	$-	$46,629	$1,241,386	$269,534	$-	$-	$4,518,075
Ending balance:
collectively evaluated for impairment	$45,541,604	$34,286,079	$40,611,733	$9,624,089	$26,616,547	$12,282,395	$15,340,380	$-	$184,302,827

	March 31, 2017
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2016	$832,000	$1,044,553	$191,359	$173,626	$301,478	$167,469	$182,653	$114,257	$3,007,395
Provision charged to expense	(49,055)	167,304	26,801	(17,364)	(26,604)	(33,605)	(12,992)	(24,485)	30,000
Losses charged off	(18,367)	-	-	-	-	-	-	-	(18,367)
Recoveries	6,550	3,872	-	2,525	29	-	3,404	-	16,380
Ending balance, March 31, 2017	$771,128	$1,215,729	$218,160	$158,787	$274,903	$133,864	$173,065	$89,772	$3,035,408

Ending balance:
individually evaluated for impairment	$251,976	$894,407	$-	$-	$62,059	$10,796	$-	$-	$1,219,238
Ending balance:
collectively evaluated for impairment	$519,152	$321,322	$218,160	$158,787	$212,844	$123,068	$173,065	$89,772	$1,816,170

Loans:
Ending balance	$45,367,530	$38,872,870	$38,665,494	$11,032,862	$21,302,516	$11,171,580	$15,190,490	$-	$181,603,342
Ending balance:
individually evaluated for impairment	$728,294	$2,765,091	$-	$52,541	$518,326	$379,307	$-	$-	$4,443,559
Ending balance:
collectively evaluated for impairment	$44,639,236	$36,107,779	$38,665,494	$10,980,321	$20,784,190	$10,792,273	$15,190,490	$-	$177,159,783

	December 31, 2017
		Commercial	Agricultural
	1-4 Family	Real Estate	Real Estate	Home Equity	Commercial	Agricultural	Consumer	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance, December 31, 2016	$832,000	$1,044,553	$191,359	$173,626	$301,478	$167,469	$182,653	$114,257	$3,007,395
Provision (credit) charged to expense	(127,286)	95,961	34,119	(81,824)	(305,586)	121,453	88,872	(5,709)	(180,000)
Losses charged off	(51,695)	(315,766)	-	-	(2,706)	-	(39,692)	-	(409,859)
Recoveries	24,088	21,297	-	4,100	404,386	-	8,103	-	461,974
Ending balance, December 31, 2017	$677,107	$846,045	$225,478	$95,902	$397,572	$288,922	$239,936	$108,548	$2,879,510

Ending balance:
individually evaluated for impairment	$176,635	$472,393	$-	$-	$132,901	$144,438	$-	$-	$926,367
Ending balance:
collectively evaluated for impairment	$500,472	$373,652	$225,478	$95,902	$264,671	$144,484	$239,936	$108,548	$1,953,143

Loans:
Ending balance	$45,844,543	$37,260,090	$40,129,028	$10,117,647	$26,934,790	$13,400,651	$15,760,797	$-	$189,447,546
Ending balance:
individually evaluated for impairment	$663,366	$1,434,722	$-	$43,683	$553,950	$375,951	$-	$-	$3,071,672
Ending balance:
collectively evaluated for impairment	$45,181,177	$35,825,368	$40,129,028	$10,073,964	$26,380,840	$13,024,700	$15,760,797	$-	$186,375,874

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2018 and December 31, 2017.

	1-4 Family		Commercial Real Estate		Agricultural Real Estate		Home Equity
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Rating:
Pass	$44,082,787	$43,254,380	$33,956,183	$35,239,108	$40,375,233	$39,892,528	$9,465,581	$9,893,063
Special Mention	259,479	809,345	57,637	310,770	-	-	49,149	75,347
Substandard	2,353,562	1,780,818	2,078,561	1,710,212	236,500	236,500	155,988	149,237
Total	$46,695,828	$45,844,543	$36,092,381	$37,260,090	$40,611,733	$40,129,028	$9,670,718	$10,117,647

	Commercial		Agricultural		Consumer		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Rating:
Pass	$26,609,443	$26,367,452	$11,843,253	$12,507,114	$14,568,695	$15,043,520	$180,901,175	$182,197,165
Special Mention	3,187	8,819	43,500	139,306	11,343	17,092	424,295	1,360,679
Substandard	1,245,303	558,519	665,176	754,231	760,342	700,185	7,495,432	5,889,702
Total	$27,857,933	$26,934,790	$12,551,929	$13,400,651	$15,340,380	$15,760,797	$188,820,902	$189,447,546

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$545,313	$34,336	$147,753	$727,402	$45,968,426	$46,695,828	$-
Commercial real estate	-	-	158,662	158,662	35,933,719	36,092,381	-
Agricultural real estate	-	-	-	-	40,611,733	40,611,733	-
Home equity	52,062	24,193	-	76,255	9,594,463	9,670,718	-
Commercial	4,793	-	3,918	8,711	27,849,222	27,857,933	-
Agricultural	-	-	-	-	12,551,929	12,551,929	-
Consumer	114,636	23,820	94,378	232,834	15,107,546	15,340,380	-
Total	$716,804	$82,349	$404,711	$1,203,864	$187,617,038	$188,820,902	$-

	December 31, 2017
	30-59 Days	60-89 Days	Greater than 90	Total			Total Loans >90
	Past Due	Past Due	Days Past Due	Past Due	Current	Total Loans	Days & Accruing

One-to-four family residential	$243,627	$169,154	$157,550	$570,331	$45,274,212	$45,844,543	$-
Commercial real estate	-	139,467	19,195	158,662	37,101,428	37,260,090	-
Agricultural real estate	-	-	-	-	40,129,028	40,129,028	-
Home equity	20,082	75,247	-	95,329	10,022,318	10,117,647	-
Commercial	5,485	-	4,317	9,802	26,924,988	26,934,790	-
Agricultural	-	-	-	-	13,400,651	13,400,651	-
Consumer	74,459	105,845	11,307	191,611	15,569,186	15,760,797	-
Total	$343,653	$489,713	$192,369	$1,025,735	$188,421,811	$189,447,546	$-

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

The following tables present impaired loans at or for the three months ended March 31, 2018 and 2017 and for the year ended December 31, 2017.

	Three Months Ended March 31, 2018
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$212,908	$212,908	$-	$217,436	$2,834	$2,886
Commercial real estate	838,443	838,443	-	835,880	12,795	11,067
Commercial	1,111,970	1,111,970	-	1,094,363	12,940	4,828
Home equity	46,629	46,629	-	47,404	844	796
Loans with a specific allowance:
One-to-four family residential	941,316	941,316	224,993	951,131	12,372	12,023
Commercial real estate	967,859	967,859	451,367	1,040,249	14,765	14,984
Commercial	129,416	129,416	129,416	145,514	2,274	3,125
Agricultural	269,534	269,534	113,131	279,762	3,159	7,549
Total:
One-to-four family residential	1,154,224	1,154,224	224,993	1,168,567	15,206	14,909
Commercial real estate	1,806,302	1,806,302	451,367	1,876,129	27,560	26,051
Commercial	1,241,386	1,241,386	129,416	1,239,877	15,214	7,953
Agricultural	269,534	269,534	113,131	279,762	3,159	7,549
Home equity	46,629	46,629	-	47,404	844	796
Total	$4,518,075	$4,518,075	$918,907	$4,611,739	$61,983	$57,258

	Three Months Ended March 31, 2017
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$231,961	$231,961	$-	$265,795	$3,563	$3,713
Commercial real estate	1,053,432	1,053,432	-	1,053,606	14,552	19,933
Commercial	411,682	411,682	-	535,531	6,732	5,924
Home equity	52,541	52,541	-	53,321	893	790
Loans with a specific allowance:
One-to-four family residential	496,333	496,333	251,976	499,324	6,350	5,076
Commercial real estate	1,711,659	1,711,659	894,407	1,740,514	22,022	20,011
Commercial	106,644	106,644	62,059	112,152	975	391
Agricultural	379,307	379,307	10,796	395,658	4,800	18,313
Total:			-
One-to-four family residential	728,294	728,294	251,976	765,119	9,913	8,789
Commercial real estate	2,765,091	2,765,091	894,407	2,794,120	36,574	39,944
Commercial	518,326	518,326	62,059	647,683	7,707	6,315
Agricultural	379,307	379,307	10,796	395,658	4,800	18,313
Home equity	52,541	52,541	-	53,321	893	790
Total	$4,443,559	$4,443,559	$1,219,238	$4,655,901	$59,887	$74,151

	Year Ended December 31, 2017
				Average		Interest
		Unpaid		Impairment in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance:
One-to-four family residential	$223,997	$223,997	$-	$244,463	$12,789	$12,771
Commercial real estate	444,500	444,500	-	951,010	41,732	40,184
Commercial	421,049	421,049	-	473,657	24,123	23,768
Home equity	43,683	43,683	-	52,350	3,617	3,393
Loans with a specific allowance:
One-to-four family residential	439,369	439,369	176,635	434,203	21,596	20,823
Commercial real estate	990,222	990,222	472,393	1,071,991	61,601	63,773
Commercial	132,901	132,901	132,901	145,858	2,608	1,545
Agricultural	375,951	375,951	144,438	381,803	18,053	26,240
Total:
One-to-four family residential	663,366	663,366	176,635	678,666	34,385	33,594
Commercial real estate	1,434,722	1,434,722	472,393	2,023,001	103,333	103,957
Commercial	553,950	553,950	132,901	619,515	26,731	25,313
Agricultural	375,951	375,951	144,438	381,803	18,053	26,240
Home equity	43,683	43,683	-	52,350	3,617	3,393
Total	$3,071,672	$3,071,672	$926,367	$3,755,335	$186,119	$192,497

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

The following table presents the recorded balance, at original cost, of TDRs, as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017

One-to-four family residential	$661,579	$677,031
Commercial real estate	947,651	965,926
Agricultural real estate	236,500	236,500
Home equity	-	4,417
Commercial loans	337,748	343,414
Agricultural loans	94,000	93,914
Consumer loans	77,351	80,011

Total	$2,354,829	$2,401,213

The following table presents the recorded balance, at original cost, of TDRs, which were performing according to the terms of the restructuring, as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017

One-to-four family residential	$625,816	$677,031
Commercial real estate	808,184	826,459
Agricultural real estate	236,500	236,500
Home equity	-	4,417
Commercial loans	337,748	343,414
Agricultural loans	94,000	93,914
Consumer loans	61,173	65,006

Total	$2,163,421	$2,246,741

The following table presents loans modified as TDRs during the three months ended March 31, 2018 and 2017.

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

One-to-four family residential	-	$-	-	$-
Commercial real estate	-	-	1	459,987
Agricultural real estate	-	-	1	236,500
Home equity	-	-	-	-
Commercial loans	-	-	1	53,194
Agricultural loans	1	94,000	-	-
Consumer loans	-	-	-	-

Total	1	$94,000	3	$749,681

First Quarter, 2018 Modifications

The Company modified one agricultural loan with a recorded investment of $94,000. The modification was made to renew the loan and defer the principal payment to maturity. The modification did not result in a write-off of the principal balance nor was there a significant difference between the pre-modification balance and the post-modification balance.

First Quarter, 2017 Modifications

The Company modified one commercial real estate loan with a recorded investment of $459,987. The modification was made to lower the rate and extend the amortization. The Company modified one agricultural real estate loan with a recorded investment of $236,500. The modification was made to consolidate notes and extend the amortization. The Company modified one commercial loan with a recorded investment of $53,194. The modification was made to combine three notes and lower the rate. The modifications did not result in a write-off of the principal balance nor was there a significant difference between the pre-modification balance and the post-modification balance.

TDRs with Defaults

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. During the three month period ended March 31, 2018, one commercial real estate loan of $139,467 was considered a TDR defaulted as it was more than 90 days past due at March 31, 2018. Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off, and is within twelve months of restructuring.

During the three month period ended March 31, 2017, one residential real estate loan of $67,025 and one consumer loan of $4,245 that were considered TDRs defaulted as they were more than 90 days past due at March 31, 2017.

The following table presents the Company’s nonaccrual loans at March 31, 2018 and December 31, 2017. This table excludes performing TDRs.

	March 31, 2018	December 31, 2017

One-to-four family residential	$435,820	$366,992
Commercial real estate	790,269	1,057,663
Agricultural real estate	-	-
Home equity	93,253	86,239
Commercial loans	133,333	137,471
Agricultural loans	-	-
Consumer loans	184,648	104,360

Total	$1,637,323	$1,752,725

6.	INVESTMENTS

The amortized cost and approximate fair value of securities, all of which are classified as available-for-sale, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2018:
U.S. government and agencies	$11,320,387	$-	$(701,514)	$10,618,873
Mortgage-backed securities (government- sponsored enterprises - residential)	58,154,675	-	(1,771,559)	56,383,116
Municipal bonds	42,423,929	255,895	(689,850)	41,989,974
	$111,898,991	$255,895	$(3,162,923)	$108,991,963

December 31, 2017:
U.S. government and agencies	$11,360,796	$-	$(489,616)	$10,871,180
Mortgage-backed securities (government- sponsored enterprises - residential)	56,048,355	1,499	(818,657)	55,231,197
Municipal bonds	44,951,679	618,470	(277,220)	45,292,929
	$112,360,830	$619,969	$(1,585,493)	$111,395,306

The amortized cost and fair value of available-for-sale securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Within one year	$346,687	$346,260
More than one to five years	4,805,045	4,818,452
More than five to ten years	19,657,634	19,308,274
After ten years	28,934,950	28,135,861
	53,744,316	52,608,847
Mortgage-backed securities (government- sponsored enterprises - residential)	58,154,675	56,383,116
	$111,898,991	$108,991,963

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $56,728,000 at March 31, 2018 and $57,341,000 at December 31, 2017.

The book value of securities sold under agreement to repurchase amounted to $3,664,000 at March 31, 2018 and $5,212,000 at December 31, 2017. At March 31, 2018, we had $1,990,000 of repurchase agreements secured by U.S. government agency bonds and $1,674,000 of repurchase agreements secured by mortgage backed securities. All of our repurchase agreements mature overnight. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $51,000 and $129,000 and gross losses of $18,000 and $0 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2018 and 2017, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2018 and December 31, 2017 were $95,152,000, and $82,720,000, respectively, which was approximately 87% and 74%, respectively, of the Company’s available-for-sale investment portfolio at each date.

Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2018 and December 31, 2017.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2018	Losses	Value	Losses	Value	Losses	Value

U.S. government agencies	$(46,195)	$974,666	$(655,319)	$9,644,208	$(701,514)	$10,618,874
Mortgage-backed securities (government sponsored enterprises - residential)	(718,942)	30,218,221	(1,052,617)	26,164,896	(1,771,559)	56,383,117
Municipal bonds	(208,906)	5,044,653	(480,944)	23,105,108	(689,850)	28,149,761

Total	$(974,043)	$36,237,540	$(2,188,880)	$58,914,212	$(3,162,923)	$95,151,752

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2017	Losses	Value	Losses	Value	Losses	Value

U.S. government agencies	$(23,513)	$997,972	$(466,103)	$9,873,208	$(489,616)	$10,871,180
Mortgage-backed securities (government sponsored enterprises - residential)	(240,968)	26,489,556	(577,689)	27,776,303	(818,657)	54,265,859
Municipal bonds	(138,840)	12,341,123	(138,380)	5,241,641	(277,220)	17,582,764

Total	$(403,321)	$39,828,651	$(1,182,172)	$42,891,152	$(1,585,493)	$82,719,803

The unrealized losses on the Company’s investments in municipal bonds, U.S. government and agencies, and mortgage-backed securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018 and December 31, 2017.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31, 2018	December 31, 2017
Net unrealized loss on securities available-for-sale	$(2,907,028)	$(965,524)
Tax effect	610,476	206,784
Net-of-tax amount	$(2,296,552)	$(758,740)

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the three months ended March 31, 2018 and 2017, were as follows:

	Amounts Reclassified
	from AOCI
			Affected Line Item in the
	March 31, 2018	March 31, 2017	Statements of Income
Realized gains on securities available-for-sale securities	$32,780	$128,617	Net realized gains on sales of available-for-sale securities
	32,780	128,617
Tax effect	(6,884)	(43,730)	Income taxes
Total reclassification out of AOCI	$25,896	$84,887	Net reclassified amount

9.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017:

		March 31, 2018
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$10,618,873	$-	$10,618,873	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	56,383,116	-	56,383,116	-
Municipal bonds	41,989,974	-	41,989,974	-

		December 31, 2017
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agencies	$10,871,180	$-	$10,871,180	$-
Mortgage-backed securities (Government sponsored enterprises - residential)	55,231,197	-	55,231,197	-
Municipal bonds	45,292,929	-	45,292,929	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2018.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017:

March 31, 2018
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$1,094,952	$-	$-	$1,094,952

December 31, 2017
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$1,049,668	$-	$-	$1,049,668

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/18	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,094,952	Market comparable properties	Marketability discount	20% – 30% (25%)

	Fair Value at 12/31/17	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	1,049,668	Market comparable properties	Marketability discount	20% – 30% (25%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017:

		March 31, 2018
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,003,615	$7,003,615	$-	$-
Interest-earning time deposits in banks	998,000	998,000	-	-
Other investments	51,864	-	51,864	-
Loans held for sale	275,115	-	275,115	-
Loans, net of allowance for loan losses	186,070,456	-	-	184,967,405
Federal Home Loan Bank stock	428,500	-	428,500	-
Interest receivable	2,029,454	-	2,029,454	-
Financial Liabilities
Deposits	261,518,469	-	192,415,562	69,878,446
Other borrowings	3,663,976	-	3,663,976	-
Advances from borrowers for taxes and insurance	1,828,407	-	1,828,407	-
Interest payable	91,774	-	91,774	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

		December 31, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$5,889,628	$5,889,628	$-	$-
Interest-earning time deposits	998,000	998,000	-	-
Other investments	52,502	-	52,502	-
Loans held for sale	178,833	-	178,833	-
Loans, net of allowance for loan losses	186,557,550	-	-	185,755,924
Federal Home Loan Bank stock	490,500	-	490,500	-
Interest receivable	1,997,798	-	1,997,798	-
Financial Liabilities
Deposits	252,700,432	-	181,052,653	72,392,640
Short-term borrowings	16,112,154	-	16,112,154	-
Advances from borrowers for taxes and insurance	1,153,926	-	1,153,926	-
Interest payable	106,068	-	106,068	-
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Loans – For March 31, 2018, the fair value of loans is estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality. Loans with similar characteristics were aggregated for purposes of the calculations.

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

Activity in the balance of mortgage servicing rights, measured using the amortization method, for the three month period ended March 31, 2018 and the year ended December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Balance, beginning of period	$547,092	$552,827
Servicing rights capitalized	15,878	78,824
Amortization of servicing rights	(19,760)	(84,559)
Balance, end of period	$543,210	$547,092

11.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2018 and 2017 is shown below.

	March 31, 2018	March 31, 2017
Computed at the statutory rate	$176,894	$352,143
Increase (decrease) resulting from
Tax exempt interest	(70,899)	(109,662)
State income taxes, net	55,959	47,224
Increase in cash surrender value	(7,973)	(13,837)
Other, net	125	280

Actual tax expense	$154,106	$276,148

12.	COMMITMENTS AND CONTINGENCIES

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

Forward Looking Statements

This Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, and the potential delay of the merger with CNB Bank Shares, Inc.

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

Recent Developments

On January 18, 2018, the Company announced the signing of a merger agreement under which CNB Bank Shares, Inc. will acquire the Company in an all-cash transaction for total consideration valued at approximately $61.6 million. Subject to the satisfaction or waiver of the closing conditions contained in the merger agreement, including the approval of the merger agreement by the Company’s stockholders and the receipt of required regulatory approvals, CNB Bank Shares and the Company expect that the merger will be completed during the second quarter of 2018. However, it is possible that factors outside the control of both companies could result in the merger being completed at a different time or not at all.

Financial Condition

March 31, 2018 Compared to December 31, 2017

Total assets at March 31, 2018 were $323.5 million, a decrease of $1.5 million, or 0.5%, from $325.0 million at December 31, 2017. The decrease in total assets was primarily due to a decrease of $3.6 million in investment securities. The decrease was partially offset by increases of $1.2 million in mortgage-backed securities and $1.1 million in cash and cash equivalents.

Cash and cash equivalents increased $1.1 million, or 18.9%, to $7.0 million at March 31, 2018, from $5.9 million at December 31, 2017. Mortgage-backed securities increased $1.2 million, or 2.1%, to $56.4 million at March 31, 2018, from $55.2 million at December 31, 2017. The increase in mortgage-backed securities reflected the investment of cash from the sales of investment securities. The sales of investment securities resulted in a decrease of $3.6 million during the first quarter of 2018.

Net loans receivable (excluding loans held for sale) decreased $487,000, or 0.3%, to $186.1 million at March 31, 2018 from $186.6 million at December 31, 2017. The decrease in loans was primarily due to a decrease of $1.2 million in commercial real estate loans, reflecting the payoff of two loans after the sale of the securing properties.

At March 31, 2018 and December 31, 2017, goodwill totaled $2.7 million. At these dates, our goodwill was not impaired.

Total deposits increased $8.8 million, or 3.5%, to $261.5 million at March 31, 2018 from $252.7 million at December 31, 2017. The increase was primarily due to an increase of $11.2 million in transaction accounts, partially offset by a decrease of $2.4 million in time deposits. Other borrowings, which consisted of $3.7 million in overnight repurchase agreements at March 31, 2018, decreased $12.4 million, or 77.3%, from December 31, 2017. The decrease reflected the payoff of $10.9 million in FHLB advances during the first quarter of 2018. The repurchase agreements are a cash management service provided to our commercial deposit customers.

Total stockholders’ equity decreased $1.0 million, or 2.0%, to $47.8 million at March 31, 2018, compared to $48.8 million at December 31, 2017. The decrease in stockholders’ equity was the result of a $1.5 million increase in accumulated other comprehensive loss and $180,000 in cash dividends, partially offset by net income of $688,000 during the first quarter of 2018. Accumulated other comprehensive loss increased primarily due to an increase in unrealized losses, net of tax, on available-for-sale securities reflecting changes in market prices for securities in our portfolio due to an increase in market interest rates during the first quarter of 2018. Accumulated other comprehensive loss does not include changes in the fair value of other financial instruments included in the condensed consolidated balance sheet.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General: Net income for the three months ended March 31, 2018 was $688,000, or $0.38 per common share, basic and diluted, compared to net income of $760,000, or $0.43 per common share basic, and $0.42 per common share diluted, for the three months ended March 31, 2017. Net income decreased $71,000 during the first quarter of 2018, as compared to the prior year quarter, due to an increase of $504,000 in noninterest expense, reflecting professional fees related to the pending merger with CNB Bank Shares, Inc. Partially offsetting the increase in noninterest expense were increases of $81,000 in net interest income and $40,000 in noninterest income and decreases of $190,000 in provision for loan losses and $122,000 in income taxes.

Interest Income: Total interest income for the three months ended March 31, 2018 increased $152,000, or 5.4%, to $3.0 million during the first quarter of 2018, compared to the same period in 2017. The increase in interest income reflected increases of $52,000 in interest income on loans, $17,000 in interest income on investment securities, and $87,000 in interest income on mortgage-backed securities.

Interest income on loans increased $52,000 to $2.2 million during the first quarter of 2018. The increase in interest income on loans was due to an increase in the average balance of loans. The average balance of loans increased $6.6 million to $190.3 million during the first quarter of 2018, from $183.7 million during the first quarter of 2017. The increase in the average balance of the loan portfolio reflected increases in the average balance of commercial business and agricultural business loans. The average yield of the loan portfolio decreased six basis points to 4.66% during the first quarter of 2018, compared to 4.72% during the first quarter of 2017. The decrease in the average yield reflected the low interest rate environment and the competitive lending environment.

Interest income on investment securities increased $17,000 to $402,000 during the first quarter of 2018 compared to $385,000 during the first quarter of 2017. The increase resulted primarily from an increase in the average yield of investment securities. The average yield increased 10 basis points to 2.94% during the first quarter of 2018 from 2.84% during the first quarter of 2017. The majority of our investment portfolio (excluding mortgage-backed securities) consists of municipal bonds which are exempt from federal taxation, resulting in a higher tax-equivalent yield. The average balance of investment securities equaled $54.7 million during the first quarter of 2018, compared to $54.4 million during the first quarter of 2017.

Interest income on mortgage-backed securities increased $87,000 to $324,000 during the first quarter of 2018, compared to the first quarter of 2017. The increase in interest income reflected increases in both the average yield and average balance of mortgage-backed securities. The average yield of mortgage-backed securities increased 39 basis points to 2.28% during the first quarter of 2018 from 1.89% during the first quarter of 2017. The average balance of mortgage-backed securities increased $6.6 million to $56.7 million during the first quarter of 2018, compared to $50.1 million during the first quarter of 2017. The increase in the average balance of mortgage-backed securities reflected the investment of funds from loan payments and sales of investment securities, as loan demand remained weak and acceptable higher-yielding investment securities were not available.

Interest income on other interest-earning assets, consisting of interest-earning demand and time deposit accounts and federal funds sold, decreased $4,000 to $8,000 during the first quarter of 2018, compared to the first quarter of 2017. The average balance of other interest-earning assets decreased $3.9 million to $4.0 million during the quarter ended March 31, 2018 compared to $7.9 million for the quarter ended March 31, 2017. The average yield on other interest-earning assets increased 22 basis points to 0.79% during the first quarter of 2018 from 0.57% during the first quarter of 2017. The increase in the average yield reflected an increase in short-term market rates.

Interest Expense: Total interest expense increased $71,000, or 27.8%, to $327,000 for the three months ended March 31, 2018 compared to $256,000 for the three months ended March 31, 2017. The higher interest expense reflected increases in the cost of deposits of $39,000 and other borrowings of $32,000.

Interest expense on deposits increased $39,000 to $290,000 during the first quarter of 2018 compared to $251,000 during the first quarter of 2017. The increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits. The average rate on deposits increased seven basis points to 0.52% during the first quarter of 2018 from 0.45% during the first quarter of 2017. The increase in the average rate was partially offset by a decrease of $1.8 million in the average balance of deposits to $221.5 million during the first quarter of 2018 from $223.3 million during the first quarter of 2017. The decrease reflected a $6.1 million decrease in the average balance of time deposit accounts, partially offset by a $4.3 million increase in the average balance of transaction accounts.

Interest paid on borrowed funds, which consisted of overnight repurchase agreements and FHLB advances, increased $32,000 to $37,000 during the first quarter of 2018. The average balance of borrowed funds increased $6.3 million to $10.2 million during the first quarter of 2018, compared to $3.9 million during the first quarter of 2017. The average rate paid on borrowed funds increased 90 basis points to 1.45% during the first quarter of 2018, compared to 0.55% during the first quarter of 2017, which reflected the increase in short-term rates.

Net Interest Income: As a result of the changes in interest income and interest expense noted above, net interest income increased by $81,000, or 3.2%, to $2.6 million for the three months ended March 31, 2018 compared to the same time period in 2017. Our net interest margin remained stable at 3.44% during the first quarters of 2018 and 2017. Our interest rate spread decreased 3 basis points to 3.30% during the first quarter of 2018 from 3.33% during the first quarter of 2017. Our ratio of interest earning assets to interest bearing liabilities increased to 1.32x for the three months ended March 31, 2018 from 1.30x for the three months ended March 31, 2017.

Provision for Loan Losses: The provision for loan losses is determined by management as the amount needed to replenish the allowance for loan losses, after net charge-offs have been deducted, to a level considered adequate to absorb inherent losses in the loan portfolio, in accordance with accounting principles generally accepted in the United States of America. The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017

Balance at beginning of period	$2,879,510	$3,007,395
Charge-offs:
One-to-four family residential	-	18,367
Total	-	18,367
Recoveries:
One-to-four family residential	9,454	6,550
Commercial real estate	5,808	3,872
Home equity	525	2,525
Commercial	32	29
Consumer	2,604	3,404
Total	18,423	16,380
Net loan charge-offs (recoveries)	(18,423)	1,987
Provisions (credit) charged to expense	(160,000)	30,000
Balance at end of period	$2,737,933	$3,035,408

The allowance for loan losses decreased $142,000 during the first quarter to $2.7 million as of March 31, 2018. The decrease was the result of a credit in the provision for loan losses, reflecting net recoveries, decreased loan volume, and lower loan loss history. We recorded a credit of $160,000 during the first quarter of 2018, compared to a provision of $30,000 during the first quarter of 2017. We recognized a net recovery of $18,000 during the first quarter of 2018, compared to net charge-offs of $2,000 during the first quarter of 2017. Loans delinquent 30 days or more increased $178,000 to $1.2 million, or 0.64% of total loans, as of March 31, 2018, from $1.0 million, or 0.54% of total loans, as of December 31, 2017. Loans delinquent 30 days or more totaled $1.8 million, or 0.99% of total loans at March 31, 2017.

Provisions for loan losses have been made to bring the allowance for loan losses to a level deemed adequate following management’s evaluation of the repayment capacity and collateral protection afforded by each problem credit, as well as management’s periodic review of the collectability of the remainder of the portfolio. This review also considered the local economy and the level of bankruptcies and foreclosures in our market area. The following table sets forth information regarding nonperforming assets at the dates indicated.

	March 31, 2018	December 31, 2017

Nonaccrual loans:
One-to-four family residential	$435,820	$366,992
Commercial real estate	790,269	1,057,663
Home equity	93,253	86,239
Commercial business	133,333	137,471
Consumer	184,648	104,360
Total	$1,637,323	$1,752,725

Accruing loans delinquent more than 90 days:
Total	$-	$-

Foreclosed assets:
One-to-four family residential	10,500	10,500
Consumer	-	10,000
Total	$10,500	$20,500

Total nonperforming assets	$1,647,823	$1,773,225

Total nonperforming loans as a percentage of total loans	0.87%	0.93%
Total nonperforming assets as a percentage of total assets	0.51%	0.55%

Nonperforming assets decreased $125,000 to $1.6 million, or 0.51% of total assets, as of March 31, 2018, compared to $1.8 million, or 0.55% of total assets, as of December 31, 2017. The decrease in nonperforming assets was primarily due to a decrease in nonperforming loans, reflecting the payoff of a $252,000 nonperforming commercial real estate loan after the sale of the securing property.

The following table shows the aggregate principal amount of potential problem credits on the Company’s watch list at March 31, 2018 and December 31, 2017. All nonaccrual loans are automatically placed on the watch list. The $1.6 million increase in substandard credits reflected advances of $1.1 million on a commercial borrower’s line of credit and the downgrade from special mention of $511,000 in commercial real estate loans to a single borrower.

	March 31, 2018	December 31, 2017

Special Mention credits	$424,295	$1,360,679
Substandard credits	7,495,432	5,889,702
Total watch list credits	$7,919,727	$7,250,381

Noninterest Income: Noninterest income increased $40,000, or 3.6%, during the first quarter of 2018. The increase in noninterest income was primarily due to an increase of $114,000 in other noninterest income, partially offset by a decrease of $96,000 in gains on the sale of available-for-sale securities. Other noninterest income benefitted from the gain of $84,000 on a bank-owned life insurance policy claim and a $37,000 profit sharing distribution related to credit life insurance sales during the first quarter of 2018. The decrease in gains on the sales of securities reflected a lower volume of sales. Securities totaling $4.4 million were sold during the first quarter of 2018 compared to $9.0 million during the same period of 2017.

Noninterest Expense: Total noninterest expense increased $504,000, or 19.5%, to $3.1 million for the first quarter of 2018 compared to the same period of 2017. The increase in noninterest expense consisted primarily of increases of $347,000 in professional fees, $62,000 in compensation and benefits expense, and $61,000 in other noninterest expense. The increases in professional fees and other noninterest expense reflected higher legal and consulting expenses related to the recently announced merger agreement. The increase in compensation and benefits expense reflected normal cost increases.

Income Taxes: The provision for income taxes decreased $122,000 to $154,000 during the first quarter of 2018 compared to the same period of 2017. The decrease in the income tax provision reflected a decrease in taxable income during the comparative periods, as well as the lower federal income tax rate effective January 1, 2018. The effective tax rate was 18.3% and 26.7% during the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. Cash and cash equivalents totaled $7.0 million and $5.9 million at March 31, 2018 and December 31, 2017, respectively. The Company’s primary sources of funds include principal and interest repayments on loans (both scheduled payments and prepayments), maturities of investment securities and principal repayments from mortgage-backed securities (both scheduled payments and prepayments). During the three months ended March 31, 2018, the most significant sources of funds have been deposit growth and sales of investment securities and loans. These funds have been used primarily for the reduction of other borrowings and the purchases of investment and mortgage-backed securities.

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

Liquidity management is both a short- and long-term responsibility. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Company may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. This borrowing arrangement is limited to a maximum of 30% of the Company’s total assets or twenty times the balance of FHLB stock held by the Company. At March 31, 2018, the Company had no outstanding FHLB advances and approximately $77.7 million available to be accessed under the above-mentioned borrowing arrangement.

The Company maintains minimum levels of liquid assets as established by the Board of Directors. The Company’s liquidity ratios at March 31, 2018 and December 31, 2017 were 36.5% and 36.6%, respectively. This ratio represents the volume of short-term liquid assets as a percentage of net deposits and borrowings due within one year.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017

Commitments to fund loans	$44,810,462	$45,995,992
Standby letters of credit	80,250	80,250

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). In addition, the Bank is subject to the new capital conservation buffer which began phasing in during the first quarter of 2016 at 0.625% of risk-weighted assets. For 2018, the conservation buffer is 1.875% of risk-weighted assets. The capital conservation buffer will continue to increase 0.625% each year until fully phased in at 2.50% of risk-weighted assets beginning in the first quarter of 2019. Management believes that at March 31, 2018, the Bank met all its capital adequacy requirements.

Under Illinois law, Illinois-chartered savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Illinois Commissioner of Savings and Residential Finance (the “Commissioner”) is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank’s financial condition or history, management or earnings prospects are not adequate. If a savings bank’s core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends by the savings bank’s board of directors. At March 31, 2018, the Bank’s core capital ratio was 13.13% of total average assets, which substantially exceeded the required amount.

The Bank is also required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. At March 31, 2018, minimum requirements and the Bank's actual ratios are as follows:

	March 31, 2018	Minimum	Minimum Required
	Actual	Required	With Capital Buffer
Tier 1 Capital to Average Assets	13.13%	4.00%	4.000%
Common Equity Tier 1	19.39%	4.50%	6.375%
Tier 1 Capital to Risk-Weighted Assets	19.39%	6.00%	7.875%
Total Capital to Risk-Weighted Assets	20.64%	8.00%	9.875%

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

Consolidated Average Balance Sheet and Interest Rates
(Dollars in thousands)
	Three Months Ended March 31,
	2018			2017
	Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets:
Loans	$190,319	$2,219	4.66%	$183,738	$2,167	4.72%
Investment securities	54,727	402	2.94%	54,438	386	2.84%
Mortgage-backed securities	56,676	324	2.28%	50,053	236	1.89%
Other	3,960	8	0.79%	7,919	12	0.57%
Total interest-earning assets	305,682	2,953	3.86%	296,148	2,801	3.78%

Non-interest earnings assets	19,197			19,555
Total assets	$324,879			$315,703

Interest-bearing liabilities:
Interest-bearing checking	$62,277	$108	0.69%	$56,489	$51	0.36%
Savings accounts	47,552	20	0.17%	45,685	23	0.20%
Certificates of deposit	70,613	135	0.76%	76,693	148	0.77%
Money market savings	33,418	24	0.28%	36,227	26	0.28%
Money market deposits	7,590	3	0.18%	8,181	3	0.16%
Total interest-bearing deposits	221,450	290	0.52%	223,275	251	0.45%
Federal Home Loan Bank advances	5,671	21	1.46%	5	-	0.72%
Short-term borrowings	4,522	16	1.44%	3,903	5	0.55%
Total borrowings	10,193	37	1.45%	3,908	5	0.55%
Total interest-bearing liabilities	231,643	327	0.56%	227,183	256	0.45%

Non-interest bearing liabilities	45,089			41,854
Stockholders' equity	48,147			46,666

Total liabilities/stockholders' equity	$324,879			$315,703

Net interest income		$2,626			$2,545

Interest rate spread (average yield earned minus average rate paid)			3.30%			3.33%

Net interest margin (net interest income divided by average interest-earning assets)			3.44%			3.44%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities.

Analysis of Volume and Rate Changes
(In thousands)
Three Months Ended March 31,
	2018 Compared to 2017
	Increase (Decrease) Due to
	Rate	Volume	Net

Interest-earnings assets:
Loans	$(25)	$77	$52
Investment securities	15	2	17
Mortgage-backed securities	53	34	87
Other	3	(7)	(4)
Total net change in income on interest-earning assets	46	106	152

Interest-bearing liabilities:
Interest-bearing checking	51	6	57
Savings accounts	(4)	1	(3)
Certificates of deposit	(1)	(12)	(13)
Money market savings	-	(2)	(2)
Money market deposits	-	-	-
Total interest-bearing deposits	46	(7)	39
Federal Home Loan Bank advances	-	21	21
Short-term borrowings	10	1	11
Total borrowings	10	22	32
Total net change in expense on interest-bearing liabilities	56	15	71

Net change in net interest income	$(10)	$91	$81

JACKSONVILLE BANCORP, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s policy in recent years has been to reduce its interest rate risk by better matching the maturities of its interest rate sensitive assets and liabilities, selling its fixed-rate residential mortgage loans with terms of 15 years or more in the secondary market, originating adjustable rate loans and balloon loans with terms ranging from three to five years and originating consumer and commercial business loans, which typically are for a shorter duration and at higher rates of interest than one- to four-family residential loans. Our portfolio of mortgage-backed securities also provides monthly cash flows. The remaining investment portfolio has been structured to better match the maturities and rates of its interest-bearing liabilities. With respect to liabilities, the Company has attempted to increase its savings and transaction deposit accounts, which management believes are more resistant to changes in interest rates than time deposits. The Board of Directors appoints the Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset and liability policies. The ALCO meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements.

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

The following table shows projected results at March 31, 2018 and December 31, 2017 of the impact on net interest income from an immediate change in interest rates, as well as the benchmarks established by the ALCO. The results are shown as a dollar and percentage change in net interest income over the next twelve months.

	(Dollars in thousands)
	March 31, 2018		December 31, 2017		ALCO
Rate Shock:	$ Change	% Change	$ Change	% Change	Benchmark
+ 300 basis points	124	1.08%	(220)	-1.95%	> (20.00)%
+ 200 basis points	129	1.11%	(140)	-1.24%	> (20.00)%
+ 100 basis points	134	1.16%	(51)	-0.45%	> (12.50)%
- 100 basis points	(128)	-1.10%	(274)	-2.43%	> (12.50)%

The table above indicates that as of March 31, 2018, in the event of a 200 basis point increase in interest rates, we would experience a 1.11% increase in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1.10% decrease in net interest income.

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

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total Number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan (1)
January 1 – January 31	-	-	-	18,758
February 1 – February 28	-	-	-	18,758
March 1 – March 31	-	-	-	18,758

(1)	On October 16, 2013, the Company announced the adoption of a stock repurchase program under which the Company can repurchase up to 92,018 shares of its common stock, or approximately 5% of the then current outstanding shares, from time to time, depending on market conditions and other considerations The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has repurchased 73,260 shares permitted under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1 -	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2 -	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1 -	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS -	XBRL Instance Document
101 SCH -	XBRL Taxonomy Extension Schema Document
101 CAL -	XBRL Taxonomy Calculation Linkbase Document
101 DEF -	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB -	XBRL Taxonomy Label Linkbase Document
101 PRE -	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.
Registrant

Date:	05/10/2018	/s/ Richard A. Foss
Richard A. Foss
President and Chief Executive Officer

/s/ Diana S. Tone
Diana S. Tone
Executive Vice President and Chief Financial Officer

